Form 10QSB
period 2001-09-30
WENTWORTH I INC
filed 2001-11-13
CIK 1139164

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001
       ------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ________________ to __________________

                        Commission file number 333-60468
                                               ---------

                                Wentworth I, Inc.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       84-1581369
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       8450 East Crescent Parkway, Suite 100, Greenwood Village, CO, 80111
               (Address of principal executive offices) (Zip Code)

                                 (720) 889-0133
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                      YES X   NO

     The number of shares outstanding of the issuer's single class of common stock as of September 30, 2001 was 150,000.

     Transitional Small Business Disclosure Format (check one)        YES   NO X

                                                               WENTWORTH I, INC.
                                                   (a development stage company)
                                                                   BALANCE SHEET
                                                                     (Unaudited)
                                                              September 30, 2001
--------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                              $385
--------------------------------------------------------------------------------
          Total current assets                                          385

Deferred offering costs                                              30,803

--------------------------------------------------------------------------------
          Total Assets                                              $31,188
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                               $25,000
--------------------------------------------------------------------------------
          Total current liabilities                                  25,000

--------------------------------------------------------------------------------
Stockholders' Equity
     Preferred stock - $.01 par value; authorized 10,000,000
     shares, none issued and outstanding
     Common stock - $.01 par value; authorized 40,000,000
     shares, issued and outstanding 150,000 shares                    1,500
     Additional paid-in capital                                       6,000
     Accumulated Deficit                                             (1,312)
--------------------------------------------------------------------------------
          Total Stockholders' Equity                                  6,188
--------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                $31,188
================================================================================

See notes to financial statements

                                                               WENTWORTH I, INC.
                                                   (a development stage company)
                                                         STATEMENT OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                              Three months ended
                                                              September 30, 2001
--------------------------------------------------------------------------------
Interest and dividend income                                         $   47
General and administrative expense                                      795
--------------------------------------------------------------------------------
Net loss                                                             $ (748)
================================================================================
Net loss per share                                                   $     .00
================================================================================
Weighted average number of shares outstanding                       150,000
================================================================================

See notes to financial statements

                                                               WENTWORTH I, INC.
                                                   (a development stage company)
                                                         STATEMENT OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                               Date of inception (March 6, 2001)
                                                  through September 30, 2001
--------------------------------------------------------------------------------
Interest and dividend income                                      $      72
General and administrative expense                                    1,384
--------------------------------------------------------------------------------
Net loss                                                          $  (1,312)
================================================================================
Net loss per share                                                $       (.01)
================================================================================
Weighted average number of shares outstanding                       150,000
================================================================================

See notes to financial statements

                                                               WENTWORTH I, INC.
                                                   (a development stage company)
                                                         STATEMENT OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                            Date of inception
                                                         (March 6, 2001) through
                                                            September 30, 2001
--------------------------------------------------------------------------------
Operating activities
     Net loss                                                      $ (1,312)
--------------------------------------------------------------------------------
Financing activities
     Proceeds from issuance of Common Stock                           7,500
     Payment of deferred offering costs                              (5,803)
--------------------------------------------------------------------------------
Net cash provided by financing activities                             1,697
--------------------------------------------------------------------------------
Net cash increase for period and cash at end of period             $    385
================================================================================



Non-cash investing activities
     Expense accrued for deferred offering costs                    $25,000
================================================================================


See notes to financial statements

                                Wentworth I, Inc.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)

1. FORMATION OF COMPANY

     Wentworth I, Inc. (the "Company") was incorporated in the state of Delaware on March 6, 2001. It intends to serve as a vehicle to effect a business combination with a target business (not yet identified) that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2001.

3. INITIAL PUBLIC OFFERING

     The Company has filed Form SB-2 with the Securities and Exchange Commission for the issuance of 50,000 shares of common stock at $1.00 per share. Upon closing of the public offering of Common Stock of the Company, KeyBank National Association will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to the Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. KeyBank will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by February 21, 2003, all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. To date, the Company has received approximately $13,500 from the offering with such proceeds being held in escrow. These proceeds have not been recorded in the Company's book and records at September 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are currently in the development stage and in the process of raising capital. All activity to date has been related to formation and proposed financing. As of September 30, 2001, we had not incurred any material costs or expenses other than those associated with formation of the company. We currently intend closing the public offering in the month of November 2001.

     We will use 10% of proceeds of the public offering principally in connection with effecting a business combination, and structuring and consummating a business combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services). We do not have discretionary access to any income or the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. We cannot use the escrowed amounts to pay the costs of evaluating potential business combinations. [To the extent that Common Stock is used as consideration to effect a business combination, the balance of the net proceeds of the public offering not then expended will be used to finance the operations of a target business]. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to such persons after a business combination.

     In the event that we do not effect a business combination by February 21, 2003, we will distribute to the then holders of Common Stock acquired as part of the shares sold in the public offering the amount held in the escrow account without interest.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        Wentworth I, Inc.
                                        Registrant

November 13, 2001                       /s/ Kevin R. Keating
-----------------------                 ------------------------------
Date:                                   By: Kevin R. Keating
                                        Chairman of the Board & President