Form 10KSB
period 2001-12-31
WENTWORTH I INC
filed 2002-03-28
CIK 1139164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File Number 333-60468
                                               ---------

                                WENTWORTH I, INC.
                                -----------------
                 (Name of small business issuer in its charter)

             Delaware                                    84-1581369
----------------------------------          ------------------------------------
     (State or jurisdiction of              (I.R.S. Employer Identification No.)
  incorporation or organization)

                        650 So. Cherry Street, Suite 420
                                Denver, CO 80246
                 ----------------------------------------------
                          (Address and telephone number
                         of principal executive offices)

Issuer's telephone number: (303) 320-1870
                           --------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class                    Name of each exchange on which registered

------------------------------         -----------------------------------------
------------------------------         -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act: None

               --------------------------------------------------
                                (Title of class)

               --------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues in its most recent fiscal year.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): N/A

     As of December 31, 2001, there were 200,000 shares of our common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                                     PART I

Item 1. Description of Business

The Company was formed as a Delaware corporation in March 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (a "Target") which the Company believes has significant growth potential. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") which became effective August 21, 2001, and the Company commenced an offering of its common stock pursuant to this effective Registration Statement (the "Offering") and Rule 419 ("Rule 419") of the Securities Act of 1933, as amended (the "Securities Act"). The Company has not engaged in any commercial or other business activities which generate any cash flow since the offering and has not determined when it will do so. The Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or entity. The Company intends to utilize cash (derived from the proceeds of the offering), equity, debt or a combination thereof to effect a Business Combination.

Business Combination

The Company's evaluation of potential Targets is not restricted to any specific business, industry or geographic location. It may participate in a business venture of virtually any kind. In implementing a structure for a particular Business Combination, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries. As of December 31, 2001, the Company had $3,903 in cash available to use in pursuing a Business Combination.

Evaluation of Business Combination by Investors

The Offering is characterized as a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a Business Combination, but have not been marked for any specific purpose. Management has sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

As set forth above, the "blank check" offering is subject to Rule 419 of the Securities Act. Rule 419 requires that net offering proceeds and the securities issued to investors must be deposited in an escrow account. Rule 419 requires that the deposited funds (except for an amount up to 10% of the deposited funds) and deposited securities may not be released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule. At that time the Company will file a post-effective amendment to the Registration Statement with the Commission describing the acquisition candidate and its business and including audited financial statements which, upon being declared effective by the Commission, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. A sufficient number of investors must elect to remain investors, or all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of the prospectus (August 21, 2001), the deposited funds will be returned on a pro rata basis to all investors.

Identifying a Target

The selection of a Target is complex and risky because of competition for such business opportunities among all segments of the financial community. In evaluation of a Target, the Company is considering various factors, including, but not limited to:

     o    costs associated with effecting a Business Combination
     o    equity interest in and possible management participation in the Target
     o    growth potential of the Target and its industry
     o experience and skill of management and availability of additional personnel of the Target
     o    capital requirements of the Target
     o    competitive position of the Target
     o    potential for further research, development or exploration
     o    degree of current or potential market acceptance of product/service
     o    risk factors
     o    regulatory environment of the Target's industry
     o    profit potential

The evaluation as to the merits of a particular Business Combination will be based on relevant factors as listed above as well as other considerations deemed by management to be relevant to effecting a Business Combination consistent with the Company's business objective. Management will conduct a due diligence review which will encompass, among other things, meeting with target management and inspection of target facilities, as well as a review of financial or other information made available to the Company.

Terms of Business Combination Agreement

The actual terms of an acquisition or merger transaction are unpredictable. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. Although the Company has no commitments to date to issue any of its securities other than as described in the Offering Registration Statement, the Company anticipates that it will, in all likelihood, issue a substantial number of additional securities in connection with a

Business Combination. To the extent that such additional securities are issued, dilution to the interests of the Company's stockholders will occur, and a change in control of the Company may occur.

The Company believes that any written agreement executed in consummation of a Business Combination will contain, but not be limited to, the following provisions:

     o    representations and warranties by all parties thereto
     o    specifications as to default penalties
     o    terms of closing
     o    conditions to be met prior to closing
     o    allocation of costs, including legal and accounting fees

The Company plans to file reports in accordance with the reporting requirements included in the Securities Exchange Act of 1934 (the "Exchange Act"). It therefore plans to file independent audited financial statements with the Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents should provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available, or do not conform to representations made by the Target, the Company intends that the proposed transaction will be voidable at the discretion of present Company management.

Governmental Approval

The Company will need the Commission to declare its post-effective amendment to the Registration Statement effective in order to consummate a Business Combination.

Employees

The Company has two part time employees: Kevin R. Keating and Spencer I. Browne. Kevin R. Keating serves as President and Chief Financial Officer. Spencer I. Browne serves as Secretary. Both individuals are members of our board of directors and neither individual is currently receiving any salary in exchange for their services.

Competition

We will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we will. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a number of other small, blank check public and shell companies.

Item 2. Description of Property

We are presently using the office of Spencer I. Browne, our Secretary, at no cost, as our office, an arrangement which we expect to continue until a Business Combination is consummated. We are not required to pay any rent. We presently do not own or lease any equipment, real estate or interests in real estate related entities, directly or indirectly, and do not intend to purchase or lease any such equipment, real estate or interests prior to a Business Combination being consummated.

Item 3. Legal Proceedings

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the Shares, or that, if developed, any such market will be sustained. The Company anticipates that, if a Business Combination is consummated, trading of the Shares will be conducted through the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board. Any market for the shares of the Company which may result will likely be less well developed than if such shares were traded on NASDAQ or on another exchange.

The Company has registered the shares of the Offering only in New York and Colorado. The Company may apply to register its shares in several states or for secondary trading.

There is no common equity of the Company which is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

As of December 31, 2001, there was a total of 200,000 shares of our common stock, par value $0.01 per share, outstanding ("Common Stock"). These 200,000 shares of Common Stock are held by a total of fourteen shareholders. 50,000 shares of Common Stock were sold in the Offering at a price of $1.00 per share, including 1,000 shares which were sold to our current Secretary, Spencer I. Browne. The remaining 150,000 shares of Common Stock are owned by our President, Kevin R. Keating and Spencer I. Browne. Prior to the Offering, Kevin R. Keating and Jack R. Luellen, our former Secretary, privately purchased 125,000 shares and 25,000 shares, respectively, directly from the Company at a price of $0.05 per share, pursuant to Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder. Jack R. Luellen subsequently transferred his 25,000 shares of our Common Stock to Spencer I. Browne, our current Secretary, at a price of $0.05 per share, pursuant to Section 4(1) of the Securities Act, and the rules and regulations promulgated thereunder. The 150,000 shares of Common Stock held by our officers and directors are "restricted securities" as that term is defined under the

Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. These shares may not be sold by these officers or their affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a Business Combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, our directors or officers generally can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act.

No dividends have been paid on our shares of Common Stock. As we have no business operations which would result in revenues, no dividends will be paid on the shares of Common Stock prior to the consummation of any Business Combination.

The Company has no employee benefit plan or dividend reinvestment plan.

No use has been made of the net proceeds raised in the Offering. The Offering closed on November 19, 2001 after the sale of all 50,000 shares of Common Stock registered under the Registration Statement at a price of $1.00 per share, for a total of $50,000 in aggregate proceeds to the Company. The proceeds, net of $5,000 used by the Company to pay expenses, are being held in escrow until the earlier of (i) consummation of a Business Combination or (ii) the return of such proceeds to the applicable investors, pursuant to Rule 419, if a Business Combination has not been completed within the allowed time period.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This annual report on Form 10-KSB contains forward looking statements. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us or on our behalf. We disclaim any obligation to update forward looking statements.

Plan of Operation

We were organized as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search is not restricted to any specific business, industry or geographical location.

We do not currently engage in any business activities that provide cash flow. The bulk of our funds were raised in our securities offering pursuant to our amended registration statement on

Form SB-2, as filed with the Securities and Exchange Commission on August 8, 2001, and declared effective as of August 21, 2001. In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 29, 2001. The proceeds of the Offering, after the release of $5,000 in permitted expenses, amounted to $45,000 and are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. We had $3,903 available to pay these costs at December 31, 2001. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination our management in which our management decides to enter.

Our management anticipates that it will likely be able to effect only one Business Combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We have until 18 months following the date of our prospectus, in other words until February 21, 2003, to consummate a Business Combination with another entity. If we fail to consummate such a combination, then we will return the escrowed funds to our investors. Prior to such date, each investor will have an opportunity, pursuant to a reconfirmation offer effected when such a combination is probable (the details of which Business Combination will be set forth in a post-effective amendment to our amended registration statement), to reconfirm their interest in the potential Business Combination or have their funds returned. If we do not consummate a Business Combination by February 21, 2003 and as a result we return funds to our investors, we may decide to (i) initiate a new offering pursuant to Rule 419, (ii) liquidate and dissolve or (iii) pursue another business strategy to be determined at such time.

Selection of a Business
-----------------------

We may seek a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares or seeks the perceived advantages of a publicly-held corporation.

We do not intend to advertise or promote ourselves to potential target businesses. We intend to retain certain entities to act as "finders" to identify and analyze the merits of potential target businesses. Apart from retaining of finders to locate target companies, we are not presently considering hiring any individual as a consultant. However, we cannot rule out the need for outside consultants in the future. We have not made any decision regarding payment of these consultants, if any are hired. It is likely that any finders will be compensated through a payment consisting solely of our stock. Any compensation paid to a finder will be in accordance and comply with all federal and state securities laws.

Under Rule 419 of the Securities Act of 1933, as amended, we cannot acquire a target business unless its fair value represents 80% of our Offering proceeds. In addition, the Colorado Securities Act further requires, among other things, that the proceeds of our Offering not be removed from the escrow account in which they are currently held until 50% of the gross proceeds of the Offering are committed to one or more specific lines of business. To determine the fair market value of a target business, our management may examine the financial statements, including balance sheets and statements of operations, cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, revenue and net worth taking into account the business' business plan, opportunity for growth and other measures generally used to evaluate businesses. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents 80% of the Offering proceeds, we will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a Business Combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a Business Combination will be complex. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation may include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other benefits. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Our officers and directors will analyze or supervise the analysis of potential Business Combinations. Our management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through the use of finders. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates generally satisfying the following criteria:

     o    Two years of audited financial statements,
     o    Five million dollars in annual revenue,
     o    Positive cash flow,
     o    Little or no debt,
     o    Five million dollars in shareholders' equity and
     o    Five or more employees.

In analyzing prospective Business Combinations, our management will also consider such matters as:

     o    available technical, financial, and managerial resources,
     o    working capital and other financial requirements,
     o    history of operations, if any,
     o    prospects for the future,
     o    nature of present and expected competition,
     o    the quality and experience of management services which may be
     o    available and the depth of that management,
     o    the potential for further research, development, or exploration,
     o specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,
     o    the potential for growth or expansion,
     o    the potential for profit,
     o the perceived public recognition or acceptance or products or services and
     o    name identification and other relevant factors.

As a part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analyses or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. It is anticipated that any finders retained will assist in these efforts; however, the ultimate investigation, analysis, decision and negotiation with respect to a potential target will reside with our management and board of directors.

Since we will be subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934, we will be required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We anticipate that any Business Combination will present certain risks. We may not be able adequately to identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a Business Combination and the related expenditure of our funds, the combined enterprise will still be unable to advance beyond the development stage. Many of the potential Business Combinations may involve new and untested products, processes, or market strategies. We may assume such risks although they may adversely impact on our stockholders because we consider the potential rewards to outweigh them.

At present, the sole finder of Business Combinations for Wentworth I is Keating Investments, LLC, a California limited liability company and a registered broker-dealer. While we will consider other finders, because of, among other factors, our lack of funds, it is unlikely that other finders will contact us. Timothy J. Keating, the son of our President, Kevin R. Keating, is the Managing Member of, and holds approximately a 48% interest in, Keating Investments, LLC. Any finder utilized by us will be a registered broker-dealer, or exempt from such registration in connection with it activities related to us, in accordance with the requirements of the Securities and Exchange Commission.

Since the closing of our public offering, we have received numerous business plans and reviewed several companies as potential merger candidates in detail. To date, we have no existing agreement for a Business Combination or other transaction, and our investors may lose some of their investment if we cannot complete such a transaction. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that our investors will make a substantial return on their investment in us, and their funds could be returned with some loss of capital due to expenses.

In the event our funds are not sufficient to enable us to successfully fund a Business Combination, we may seek additional financing. At this time, we believe that our funds will be sufficient for such purpose and therefore do not expect to issue any additional securities before the consummation of a Business Combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use escrowed funds from our Offering as collateral or security for any loan or debt incurred. Further, the escrowed funds will not be used to pay back any loan or debts incurred by us. If we require additional financing, there is no guarantee that such financing will be available to us or if available that such financing will be on terms acceptable to us.

Acquisition of a Business
-------------------------

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may alternatively purchase stock or assets of an existing business.

Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed Business Combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

The structure of the Business Combination will depend on, among other factors:

     o    the nature of the target business,
     o our needs and desires and the needs and desires of those persons controlling of the target business,
     o    the management of the target business and
     o our relative negotiating strength compared to the strength of the persons controlling the target business.

We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a Business Combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted.

We have adopted a policy that we will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee to be paid to any member of management, it will be paid at the direction of the successor management after a change in management control resulting from a Business Combination. Our policy regarding finder's fees is based on an oral agreement among management. Our management is unaware of any circumstances under which such policy through their own initiative may be changed.

Upon the consummation of a Business Combination, we anticipate that our management will change. Our present management anticipates that the escrowed funds from our securities offering will be used by the post-merger management at its sole discretion. Our Secretary will not receive any remuneration during this period for providing us with office space. This policy is based upon an oral agreement with our management. Our management is unaware of any circumstances under which such policy through its own initiative may be changed.

It is possible that, after we successfully consummate a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management or our directors for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our shareholders for approval. In all cases, our stockholders will have the opportunity to approve the transaction pursuant to the reconfirmation offer.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including purchasers in our Offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in our Offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

Competition
-----------

We will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we will. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a number of other small, blank check public and shell companies.

Operation of a Business after an Acquisition
--------------------------------------------

Our activities following a Business Combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the business will present various risks to investors. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted our search for a potential target company to any one particular field of endeavor.

Item 7. Financial Statements

The financial statements that constitute Item 7 follow the text of this report.

An index to the financial statements appears in Item 13(a) of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                      Age    Title
----                      ---    -----

Kevin R. Keating           62    President, Chief Financial Officer and Director

Spencer I Browne           52    Secretary and Director

Mr. Keating is a promoter of two blank check corporations which are currently in registration with the Securities and Exchange Commission: Wentworth II, Inc. and Wentworth III, Inc., both Delaware corporations.

Mr. Jack R. Luellen, Secretary and Director since March 2001, resigned on February 11, 2002. Mr. Spencer I. Browne was elected as Mr. Luellen's successor. Mr. Browne is a promoter of two blank check corporations which are currently in registration with the Securities and Exchange Commission: Wentworth II, Inc. and Wentworth III, Inc., both Delaware corporations.

The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The directors receive no compensation for serving as such. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. Keating and Browne, the current executive officers of the Company, devote up to approximately 10% of their time to the affairs of the Company.

Kevin R. Keating is an investment executive and for the past five (5) years has been the Branch Manager of the Vero Beach, Florida office of Brookstreet Securities Corporation. Brookstreet Securities is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating is a director of the Company, Wentworth II, Inc. and Wentworth III, Inc. and holds a directorship in the following reporting company: iVideoNow, Inc.

Spencer I. Browne is a principal of Strategic Asset Management, LLC, a privately owned investment firm which he founded in November 1996. Prior to that date Mr. Browne has held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. Mr. Browne is a director of the Company, Wentworth II, Inc. and Wentworth III, Inc., and holds other directorships in the following reporting companies: Annaly Mortgage Management, Inc., Internet Commerce Corporation, Mego Financial Corp. and iVideoNow, Inc.

There are no agreements or understandings for any officer or director to resign at the request of another person and neither of the officers or directors is acting on behalf of or will act at the direction of another person.

There have been none of the following events that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (4) Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10. Executive Compensation

No compensation has been paid to any officers or directors since inception. The Company does not expect to pay any direct or indirect compensation to its officers and directors except for reimbursement for reasonable out-of-pocket expenses. There are no understandings or arrangements otherwise relating to compensation. Management anticipates that shares of the Company's authorized but unissued Common Stock may be utilized in connection with a business acquisition or combination and not as compensation to the Company's management.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and (iii) officers and directors as a group.

                             Amount and Approximate
                        Percentage of Outstanding Shares

Kevin R. Keating (1)                 125,000 shares                        62.5%
Spencer I. Browne (1)                 26,000 shares                        13.0%
Officers and directors
as a group (2 persons)               151,000 shares                        75.5%
Steven P. Salinas                     32,500 shares                       16.25%
Squire Group (2)                      13,500 shares                        6.75%

(1)  An officer and director

(2) The group referred to in this note as the "Squire Group" consists of certain persons or entities who may be deemed to be affiliated with Mr. Roger N. Squire, II ("Mr. Squire"). These persons or entities may potentially consult one another and coordinate their actions with respect to the disposition or voting of their shares of Common Stock, and therefore may potentially be considered a group for the purposes of this Item 11. The members of this group are as follows: Theo S. Squire Trust; Sibley D. Squire & Vera S. Squire Irrevocable Trust; Sibley D. Squire Revocable Trust; Roger N. Squire, III, UTMA; Michael P. Squire, UTMA; Mary E. Squire; Amber Banco Partners; and Vera S. Squire Revocable Trust. Mr. Squire is the trustee for all of the foregoing trusts, the custodian for all of the foregoing UTMAs, is the general partner of Amber Banco Partners and is the husband of Mary E. Squire.

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Neither person named in the table is acting as nominee for any persons or is otherwise under the control of any person or group of persons.

There are no arrangements currently in place that may result in the change of control of the Company, except for the search for a successful Business Combination, as discussed throughout this Annual Report. The Company has no equity compensation plans.

Item 12. Certain Relationships and Related Transactions

At present, the sole finder of Business Combinations on behalf of the Company is Keating Investments, LLC, a California limited liability company and a registered broker-dealer. Timothy J. Keating, the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 48% interest in, Keating Investments, LLC. There is currently no signed agreement between Keating Investments, LLC and the Company. The Company will file an amendment to its most current registration statement describing any agreement with a finder.

Given the limited cash resources of the Company, it is anticipated that any fees to be paid to finders will be paid in equity of the Company or through the cash resources of the target company.

Our officers or directors could be deemed to be our promoters. They received shares of Common Stock in return for their cash contributions to the Company. Kevin R. Keating received 125,000 shares in exchange for a cash contribution of $6,250. Spencer I. Browne paid $1,250 to Jack R. Luellen, our former Secretary, in exchange for 25,000 shares and also paid $1,000 for 1,000 shares as part of the Offering.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit
     Number       Description
     ------       -----------

                  Financial Statements - December 31, 2001

                  Table of Contents............................................i
                  Independent Auditor's Report...............................F-1
                  Balance Sheet..............................................F-2
                  Statement of Operations....................................F-3
                  Statement of Stockholders' Equity..........................F-4
                  Statement of Cash Flows....................................F-5
                  Notes to Financial Statements..............................F-6

*    3.1          Certificate of Incorporation

*    3.2          By-Laws

**   10.1         Escrow Agreement

* Incorporated herein by reference to the exhibits of the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on May 8, 2001.

** Incorporated herein by reference to Exhibit 4.6 of the Company's Amendment No. 3 to its Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on August 8, 2001.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WENTWORTH I, INC.


                                        By:  /s/ Kevin R. Keating
                                             -----------------------------------
                                             Kevin R. Keating
                                             President

March 28, 2002

                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                   INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditor's Report                                              F-1

Financial Statements:

   Balance Sheet                                                          F-2
   Statement of Operations                                                F-3
   Statement of Stockholders' Equity                                      F-4
   Statement of Cash Flows                                                F-5
   Notes to Financial Statements                                       F-6 - F-8

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Wentworth I, Inc.


We have audited the accompanying balance sheet of Wentworth I, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the period from March 6, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth I, Inc. as of December 31, 2001 and the results of its operations, and its cash flows for the period from March 6, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered operating losses since its inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 12, 2002


                                                                                                     WENTWORTH I, INC.
                                                                                         (a development stage company)

                                                                                                         BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------------

December 31, 2001
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash                                                                                                        $  3,903
  Deferred tax asset, net of allowance of $3,983                                                                   -
--------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                         3,903

Cash in Escrow                                                                                                  45,000
--------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                              $ 48,903
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued professional fees                                                                                   $ 30,000
  Accrued franchise taxes                                                                                        2,164
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                           32,164


Stockholders' Equity:
  Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued
  Common stock - $.01 par value; authorized 40,000,000 shares, issued and outstanding 200,000 shares            2,000
  Additional paid-in capital                                                                                   24,697
  Deficit accumulated during the development stage                                                             (9,958)
--------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity                                                                                        16,739
--------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                                                                $ 48,903
==========================================================================================================================


                                                                   The accompanying notes and independent auditor's report
                                                               should be read in conjunction with the financial statements




                                                                                                        WENTWORTH I, INC.
                                                                                            (a development stage company)

                                                                                                  STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
Period from March 6, 2001 (date of inception) to December 31, 2001
--------------------------------------------------------------------------------------------------------------------------

Interest and dividend income                                                                                  $     75
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Legal and accounting expenses                                                                                  6,430
  Franchise taxes                                                                                                2,164
  Other general and administrative expenses                                                                      1,439
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                                        10,033
--------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                      $ (9,958)
==========================================================================================================================
                                                                                                              $  (0.06)
Net loss per common share
==========================================================================================================================

Weighted average number of shares outstanding                                                                  172,093
==========================================================================================================================


                                                                   The accompanying notes and independent auditor's report
                                                               should be read in conjunction with the financial statements




                                                                                                     WENTWORTH I, INC.
                                                                                         (a development stage company)

                                                                                     STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Period from March 6, 2001 (date of inception) to December 31, 2001
--------------------------------------------------------------------------------------------------------------------------

                                  Common Stock
                                                                           Additional
                                                   Number                   Paid-in      Accumulated     Stockholders'
                                                  of Shares     Amount      Capital        Deficit          Equity
--------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                          150,000       $ 1,500    $   6,000        -              $ 7,500

Issuance of common stock - net of $30,803 of
  related costs                                    50,000           500       18,697        -               19,197

Net loss                                             -             -            -         $ (9,958)         (9,958)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                      200,000       $ 2,000    $  24,697      $ (9,958)       $ 16,739
==========================================================================================================================


                                                                   The accompanying notes and independent auditor's report
                                                               should be read in conjunction with the financial statements




                                                                                                 WENTWORTH I, INC.
                                                                                     (a development stage company)

                                                                                           STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------

Period from March 6, 2001 (date of inception) to December 31, 2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                                                $ (9,958)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Changes in operating assets and liabilities:
      Increase in accrued expenses                                                                           5,000
      Increase in accrued franchise taxes                                                                    2,164
--------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                                                         (2,794)
--------------------------------------------------------------------------------------------------------------------------

Cash flow from investing activity - increase in restricted cash                                            (45,000)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                                                                57,500
  Payment of offering costs                                                                                 (5,803)
--------------------------------------------------------------------------------------------------------------------------

              Net cash provided by financing activities                                                     51,697
--------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash at end of period                                                                $  3,903
==========================================================================================================================

Supplemental schedule of noncash financing activity:

  Expense accrued for offering costs                                                                      $ 25,000
==========================================================================================================================


                                                                   The accompanying notes and independent auditor's report
                                                               should be read in conjunction with the financial statements



                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION AND        Wentworth I, Inc. (the "Company") was incorporated
      OPERATIONS:             in the State of Delaware on March 6, 2001 for the
                              purpose of raising capital that is intended to be used in connection with a merger, acquisition or other business combination with an operating business. On April 27, 2001, the Company issued
                              150,000 shares of $.01 par value common stock for $.05 per share, a total of $7,500. During 2001, the Company filed a registration statement on Form
                              SB-2, under Rule 419 of the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on August 21, 2001.
                              Under this registration statement on November 19, 2001, the Company sold 50,000 shares of $.01 par value common stock in a public offering for $1.00 per share for gross proceeds of $50,000. The
                              Company incurred $30,803 in expenses of the offering, and $5,803 has been paid using the $7,500 in proceeds from the Company's initial sale of common stock. The balance has been accrued.

                              The Company is currently in the development stage. All activities of the Company to date relate to its formation, its public offering and subsequent public filings and to finding an acquisition target with which to consummate a business combination.

                              The proceeds of the initial public offering as well as the related securities purchased will be placed in an escrow account where they will remain until the consummation of any business combination under Rule 419. The Company may withdraw only 10% of the funds as working capital in order to seek acquisition opportunities or for other corporate purposes. The remaining $45,000 has been shown as cash in escrow in the accompanying balance sheet.

                              At the time the Company seeks stockholder approval of any potential merger, acquisition or other business combination, the Company will offer each of the initial investors the right, for a specific period of time, to reconfirm their investments and remain investors or, alternatively, to require the return of their funds, including interest if any, from the escrow account. Any investor not making a decision within the specific time period will automatically have their funds returned plus interest. The Company cannot consummate any business combination unless investors owning at least 80% of the funds reconfirm their investments.

                              As a result of limited resources, the Company will, in all likelihood, have the ability to effect only a single business combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Furthermore, there is no assurance that the Company will be able to successfully execute a business combination. If the Company does not complete a merger, acquisition or other business combination meeting specified criteria within 18 months of the date of the initial public offering, the Company will return the $45,000 of funds in the escrow account, plus interest, if any.

                              The financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash. The Company maintains cash in an account with a financial institution in an amount which, at times, may be in excess of the FDIC insured limit. The Company has not experienced any losses on such account and does not believe it is exposed to any significant risk with respect to cash.

                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

                              The Company does not believe that any recently issued but not-yet-effective accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

2.    CAPITAL STOCK:          The Company's Certificate of Incorporation
                              authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At December 31, 2001, none of the preferred stock has been issued. At December 31, 2001, 200,000 shares of the common stock have been issued. In addition, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a merger, acquisition or business combination. To the extent that additional shares of common stock are issued, dilution to the interest of the Company's current stockholders may occur.

3.    INCOME TAXES:           The Company has a net operating loss carryforward
                              of $8,833 available to offset taxable income through the year 2021.

                              The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $3,983, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

                              The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                                        Percent
                                                                       of Pretax
                                                                        Amount
                              --------------------------------------------------

                              Provision at federal statutory rate           34 %

                              Increase in valuation allowance              (34)%

                              --------------------------------------------------
                                                                           - 0 -
                              ==================================================

4.    Going Concern:          The Company has no revenue to date and has
                              incurred operating losses of $9,958 since inception and has a working capital deficiency of $28,261. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.