Form 10QSB
period 2002-03-31
WENTWORTH I INC
filed 2002-05-14
CIK 1139164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002
                               --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________ to _____________________

                        Commission file number 333-60468
                        --------------------------------

                                Wentworth I, Inc.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     84-1581369
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              650 South Cherry Street, Suite 420, Denver, CO, 80246
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (720) 889-0133
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


              _____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


The number of shares outstanding of the issuer's single class of common stock as of March 31, 2002 was 200,000.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                      March 31,    December 31,
                                                        2002           2001
--------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash                                                $    829       $  3,903
  Deferred tax asset, net of allowance
    of $5,300 and $3,983                                     -              -
--------------------------------------------------------------------------------
        Total current assets                               829          3,903

Cash in Escrow                                          45,000         45,000
--------------------------------------------------------------------------------

        Total Assets                                  $ 45,829       $ 48,903
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued professional fees                           $ 33,500       $ 30,000
  Accrued franchise taxes                                               2,164
--------------------------------------------------------------------------------

        Total liabilities                               33,500         32,164
--------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock - $.01 par value; authorized
    10,000,000 shares, none issued
  Common stock - $.01 par value; authorized
    40,000,000 shares, issued and outstanding
    200,000 shares                                       2,000          2,000
  Additional paid-in capital                            24,697         24,697
  Deficit accumulated during the development stage     (14,368)        (9,958)
--------------------------------------------------------------------------------

       Stockholders' equity                             12,329         16,739
--------------------------------------------------------------------------------

       Total Liabilities and Stockholders' Equity     $ 45,829       $ 48,903
================================================================================


                                               See notes to financial statements

                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 Period from
                                               Three-month       March 6,2001
                                              period ended   (date of inception)
                                             March 31, 2002   to March 31, 2002
--------------------------------------------------------------------------------
                                                       (Unaudited)

    Interest and dividend income               $     15          $      90
--------------------------------------------------------------------------------

    Operating expenses:
    Legal and accounting expenses                 3,500              9,930
    Franchise taxes                                                  2,164
    Other general and administrative expenses       925              2,364
--------------------------------------------------------------------------------
    Total operating expenses                      4,425             14,458
--------------------------------------------------------------------------------


Net loss                                       $ (4,410)         $ (14,368)
================================================================================


Net loss per common share                      $  (0.02)         $   (0.08)
================================================================================

Weighted average number of shares outstanding   200,000            178,517
================================================================================



                                               See notes to financial statements



                                                                                        WENTWORTH I, INC.
                                                                            (a development stage company)

                                                                        STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------


                                                                              Deficit
                                              Common Stock                  Accumulated
                                         ---------------------  Additional     During
                                          Number                 Paid-in     Development    Stockholders'
                                         of Shares   Amount      Capital        Stage          Equity
---------------------------------------------------------------------------------------------------------

Issuance of common stock                 150,000     $1,500     $  6,000           -        $   7,500

Issuance of common stock - net of
  $30,803 of related costs                50,000        500       18,697           -           19,197

Net loss for the period ended
  December 31, 2001                            -          -                 $  (9,958)         (9,958)

---------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                200,000      2,000       24,697       (9,958)         16,739
---------------------------------------------------------------------------------------------------------

Unaudited:

Net loss for the three-months ended
  March 31, 2002                               -          -                    (4,410)         (4,410)
---------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                200,000     $2,000     $ 24,697    $ (14,368)     $   12,329
=========================================================================================================



                                                                        See notes to financial statements





                                                                            WENTWORTH I, INC.
                                                                (a development stage company)

                                                                      STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------

                                                                              Period from
                                                         Three-month          March 6,2001
                                                         period ended     (date of inception)
                                                        March 31, 2002     to March 31, 2002
---------------------------------------------------------------------------------------------
                                                                   (Unaudited)

Cash flows from operating activities:

  Net loss                                               $    (4,410)        $   (14,368)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Changes in operating assets and liabilities:
        Increase in accrued expenses                           3,500               8,500
        Decrease in accrued franchise taxes                   (2,164)
---------------------------------------------------------------------------------------------
           Net cash used in operating activities              (3,074)             (5,868)
---------------------------------------------------------------------------------------------

Cash flow from investing activity - increase in
 restricted cash                                                                 (45,000)

---------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Proceeds from the issuance of common stock                                      57,500
  Payment of offering costs                                                       (5,803)
---------------------------------------------------------------------------------------------
         Net cash provided by financing activities                 -              51,697
---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                   (3,074)                829
Cash at beginning of period                                    3,903
---------------------------------------------------------------------------------------------

Cash at end of period                                    $       829         $       829
=============================================================================================

Supplemental schedule of noncash financing activity:
  Expense accrued for offering costs                                         $    25,000
=============================================================================================



                                                            See notes to financial statements


                                Wentworth I, Inc.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2002.

3.  GOING CONCERN

         The Company has no revenue to date and has incurred operating losses of $14,368 since inception and has a working capital deficiency of $32,671. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

          This quarterly report on Form 10-QSB contains forward looking statements. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us or on our behalf. We disclaim any obligation to update forward looking statements.

Plan of Operation

          We were organized as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business (such acquisition, or other merger or combination with such a target company or business, a "Business Combination") that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search is not restricted to any specific business, industry or geographical location.

          We do not currently engage in any business activities that provide cash flow. The bulk of our funds were raised in our securities offering (the "Offering") pursuant to our amended registration statement on Form SB-2, as filed with the Securities and Exchange Commission on August 8, 2001, and declared effective as of August 21, 2001. In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 29, 2001. The proceeds of the Offering, after the release of $5,000 in permitted expenses, amounted to $45,000 and are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. We had $829 available to pay these costs at March 31, 2002. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination in which our management decides to enter.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

     Exhibit No.       Description
     -----------       -----------

      *  3.1           Certificate of Incorporation, as filed with the Delaware
                       Secretary of State on March 6, 2001.
      *  3.2           By-Laws
     **  10.1          Escrow Agreement, by and among the Company, its escrow
                       agent and the administrator, dated as of August 8, 2001.

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities Exchange Commission on May 8, 2001, and incorporated herein by this reference.

** Filed as an exhibit to the Company's Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Securities Exchange Commission on August 8, 2001, and incorporated herein by this reference.



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               WENTWORTH I, INC.
                                          ---------------------------------
                                               Registrant


Date: May 14, 2002                             /s/ Kevin R. Keating
      ------------                        ---------------------------------
                                               (Signature)

                                                By:  Kevin R. Keating
                                                     Chairman of the Board
                                                     & President













              [SIGNATURE PAGE TO FORM 10-QSB OF WENTWORTH I, INC.]