Form 10QSB
period 2002-06-30
WENTWORTH I INC
filed 2002-08-14
CIK 1139164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
                               -------------


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

                                 (720) 889-0133
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


The number of shares outstanding of the issuer's single class of common stock as of June 30, 2002 was 200,000.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [ X ]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                                   WENTWORTH I, INC.
                                                                       (a development stage company)
                                                                                       BALANCE SHEET
====================================================================================================
                                                                                             December
                                                                                June 30,        31,
                                                                                  2002         2001
----------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash                                                                             $563       $3,903
  Deferred tax asset, net of allowance of $8,300 and $3,983                           -            -
----------------------------------------------------------------------------------------------------
     Total current assets                                                           563        3,903

Cash in Escrow                                                                   45,000       45,000
----------------------------------------------------------------------------------------------------
     Total Assets                                                               $45,563      $48,903
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued professional fees                                                     $37,650      $30,000
  Due to officer - including accrued interest of $31                              3,531
  Accrued franchise taxes                                                                      2,164
----------------------------------------------------------------------------------------------------
     Total liabilities                                                           41,181       32,164

Stockholders' Equity:
  Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued
  Common stock - $.01 par value; authorized 40,000,000 shares, issued and
  outstanding 200,000 shares                                                      2,000        2,000
  Additional paid-in capital                                                     24,697       24,697
  Deficit accumulated during the development stage                              (22,315)      (9,958)
----------------------------------------------------------------------------------------------------
     Stockholders' equity                                                         4,382       16,739
----------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                 $45,563      $48,903
====================================================================================================


                                                                   See notes to financial statements

                                                                                            WENTWORTH I, INC.
                                                                                (a development stage company)
                                                                                      STATEMENT OF OPERATIONS
=============================================================================================================
                                                                                              Period from
                                                      Three-month          Six-month         March 6, 2001
                                                      period ended        period ended    (date of inception)
                                                     June 30, 2002       June 30, 2002     to June 30, 2002
-------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)         (Unaudited)         (Unaudited)
Interest and dividend income                           $       4           $      19           $      94
-------------------------------------------------------------------------------------------------------------
Operating expenses:
 Legal and accounting expenses                             7,650              11,150              17,580
 Franchise taxes                                                                  --               2,164
 Other general and administrative expenses                   270               1,195               2,634
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                   7,920              12,345              22,378
Interest expense                                              31                  31                  31

-------------------------------------------------------------------------------------------------------------

Net loss                                               $  (7,947)          $ (12,357)          $ (22,315)

=============================================================================================================

Net loss per common share                              $   (0.04)          $   (0.06)          $   (0.12)
=============================================================================================================

Weighted average number of shares outstanding            200,000             200,000             182,573
=============================================================================================================

                                                                            See notes to financial statements

                                                                                                           WENTWORTH I, INC.
                                                                                               (a development stage company)
                                                                                          STATEMENTS OF STOCKHOLDERS' EQUITY
============================================================================================================================
                                                               Common Stock                        Deficit
                                                         -----------------------                 Accumulated
                                                            Number                  Additional   During the
                                                              of                      Paid-in    Development   Stockholders'
                                                            Shares      Amount        Capital       Stage          Equity
----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                    150,000     $  1,500     $  6,000         --        $  7,500

Issuance of common stock - net of $30,803 of related         50,000          500       18,697         --          19,197
costs

Net loss for the period ended December 31, 2001                --           --           --       $ (9,958)       (9,958)

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                200,000        2,000       24,697       (9,958)       16,739
----------------------------------------------------------------------------------------------------------------------------

Unaudited:

Net loss for the six-months ended June 30, 2002                --           --           --        (12,357)      (12,357)

----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                    200,000     $  2,000     $ 24,697     $(22,315)     $  4,382
============================================================================================================================

                                                                                           See notes to financial statements

                                                                                                   WENTWORTH I, INC.
                                                                                       (a development stage company)
                                                                                             STATEMENT OF CASH FLOWS
====================================================================================================================
                                                                                                      Period from
                                                                                                      March 6, 2001
                                                                                     Six-month         (date of
                                                                                    period ended     inception) to
                                                                                   June 20, 2002     June 30, 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Cash flows from operating activities:
  Net Loss                                                                           $(12,357)          $(22,315)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Increase in accrued professional fees                                              7,650             12,650
     Increase in accrued interest                                                          31                 31
     Decrease in accrued franchise taxes                                               (2,164)
--------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                         (6,840)            (9,634)
--------------------------------------------------------------------------------------------------------------------
  Cash flow from investing activity - increase in restricted cash                                        (45,000)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Proceeds from the issuance of common stock                                                         57,500
       Payment of offering costs                                                                          (5,803)
       Loan from officer                                                                3,500              3,500
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      3,500             55,197
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                            (3,340)               563
Cash at beginning of period                                                             3,903
--------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                                $    563           $    563
====================================================================================================================

Supplemental schedule of noncash financing activity:

     Expense accrued for offering costs                                                                 $ 25,000
====================================================================================================================

                                                                                   See notes to financial statements

                                Wentworth I, Inc.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (unaudited)

1.   FORMATION OF COMPANY

          Wentworth I, Inc. (the "Company") was incorporated in the state of Delaware on March 6, 2001. It intends to serve as a vehicle to effect a business combination with a target business that the Company believes will have significant potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination.

2.   BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2002. There were no operations during the period ended June 30, 2001.

3.   GOING CONCERN

          The Company has no revenue to date and has incurred operating losses of $22,315 since inception and has a working capital deficiency of $40,618. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   LOANS FROM OFFICERS

          The amount due to officers bears interest at 6% and comes due when the Company has effected a business combination and has had a post-effective amendment to its Registration Statement declared effective by the Securities and Exchange Commission.

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

     We do not currently engage in any business activities that provide cash flow. The bulk of our funds were raised in our securities offering (the "Offering") pursuant to our amended registration statement on Form SB-2 (file number 333-60468), as filed with the Securities and Exchange Commission on August 8, 2001, and declared effective as of August 21, 2001 (the "Registration Statement"). In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 29, 2001. The proceeds of the Offering, after the release of $5,000 in permitted expenses, amounted to $45,000 and are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. We had $563 available to pay these costs at June 30, 2002. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination in which our management decides to enter.

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

Critical Accounting Estimate
----------------------------

     We have recorded a full valuation allowance against our deferred tax asset, amounting to $8,300 at June 30, 2002. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

     Exhibit No.   Description
     -----------   -----------

  *  3.1           Certificate of Incorporation, as filed with the Delaware
                   Secretary of State on March 6, 2001

  *  3.2           By-Laws

 **  10.1          Escrow Agreement, by and among the Company, its escrow agent and the administrator, dated as of August 8, 2001

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

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               WENTWORTH I, INC.
                                        ------------------------------
                                               Registrant


Date: August 14, 2002                       /s/ Spencer I. Browne
      ---------------                   ------------------------------
                                                 (Signature)

                                               By: Spencer I. Browne
                                                   Secretary & Director



              [SIGNATURE PAGE TO FORM 10-QSB OF WENTWORTH I, INC.]