Form 10QSB
period 2002-09-30
WENTWORTH I INC
filed 2002-11-14
CIK 1139164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________ to ____________________

     Commission file number 333-60468

                                Wentworth I, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   84-1581369
                                   ----------
                      (I.R.S. Employer Identification No.)

              650 South Cherry Street, Suite 420, Denver, CO 80246
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 320-1870
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000 as of September 30, 2002.


     _________________

     Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                                               WENTWORTH I, INC.
                                                   (a development stage company)

                                                                   BALANCE SHEET
================================================================================
                                                          Sept. 30  December 31,
                                                            2002        2001
--------------------------------------------------------------------------------
                                                         (Unaudited)    ***
ASSETS

Current assets:
  Cash                                                     $   294    $ 3,903
--------------------------------------------------------------------------------
    Total current assets                                       294      3,903

Cash in Escrow                                              45,000     45,000
--------------------------------------------------------------------------------
    Total Assets                                           $45,294    $48,903
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued professional fees                                $39,050    $30,000
  Due to officer                                             3,584          -
  Accrued franchise taxes                                        -      2,164
--------------------------------------------------------------------------------
    Total liabilities                                       42,634     32,164

Stockholders' Equity:
  Preferred stock - $.01 par value; authorized
    10,000,000 shares, none issued
  Common stock - $.01 par value; authorized 40,000,000
    shares, issued and outstanding 200,000 shares            2,000      2,000
  Additional paid-in capital                                24,697     24,697
  Deficit accumulated during the development stage         (24,037)    (9,958)
--------------------------------------------------------------------------------
    Stockholders' equity                                     2,660     16,739
--------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity             $45,294    $48,903


*** Derived from the audited financial statements for the period ended December 31, 2001.

                                                                              WENTWORTH I, INC.
                                                                  (a development stage company)

                                                                        STATEMENT OF OPERATIONS
===============================================================================================
                                                                            Period from
                                       Three-month       Nine-month         March 6, 2001
                                       period ended      period ended       (date of inception)
                                       Sept 30, 2002     Sept. 30, 2002     to Sept. 30, 2002
-----------------------------------------------------------------------------------------------
                                                           (Unaudited)
Interest and dividend income             $     2           $     21             $     96
-----------------------------------------------------------------------------------------------

Operating expenses:

  Legal and accounting expenses            1,400             12,550               18,980
  Franchise taxes                              -                  -                2,164
  Other general and administrative
    expenses                                 323              1,550                2,989
-----------------------------------------------------------------------------------------------
Total operating expenses                   1,723             14,100               24,133
-----------------------------------------------------------------------------------------------
Net loss                                 $(1,721)          $(14,079)            $(24,037)
===============================================================================================
Net loss per common share                $ (0.01)          $  (0.07)            $  (0.13)
===============================================================================================
Weighted average number of shares        200,000            200,000              182,573
outstanding
===============================================================================================

                                                                                WENTWORTH I, INC.
                                                                    (a development stage company)

                                                                STATEMENT OF STOCKHOLDERS' EQUITY
=================================================================================================
                                                                           (unaudited)


-------------------------------------------------------------------------------------------------
                                                                           Deficit
                                         Common Stock                    Accumulated
                                      ------------------    Additional   During the
                                       Number                Paid-in     Development   Stockholders'
                                      of Shares   Amount     Capital        Stage         Equity
-------------------------------------------------------------------------------------------------
Balance at inception (March 6, 2001)        -     $    -     $     -        $      -      $     -
Issuance of common stock              150,000      1,500       6,000               -        7,500

Issuance of common stock - net of
$30,803 of related costs               50,000        500      18,697               -       19,197

Net loss for the period ended
December 31, 2001                           -          -           -        $ (9,958)      (9,958)

-------------------------------------------------------------------------------------------------
Balance at December 31, 2001          200,000      2,000      24,697          (9,958)       16,739
-------------------------------------------------------------------------------------------------
Unaudited:

Net loss for the nine-months ended
Sept. 30, 2002                              -          -           -         (14,079)     (14,079)
-------------------------------------------------------------------------------------------------
Balance at Sept. 30, 2002             200,000     $2,000     $24,697        $(24,037)     $ 2,660
=================================================================================================

                                                                            WENTWORTH I, INC.
                                                                (a development stage company)

                                                                      STATEMENT OF CASH FLOWS
=============================================================================================
                                                                              Period from
                                                         Nine-month          March 6, 2001
                                                        period ended      (date of inception)
                                                       Sept. 30, 2002      to Sept. 30, 2002
---------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Cash flows from operating activities:
 Net loss                                                 $(14,079)            $(24,037)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Changes in operating assets and liabilities:
       Increase in accrued expenses                          9,050                14,050
       Decrease in accrued franchise taxes                  (2,164)                    -
---------------------------------------------------------------------------------------------
         Net cash used in operating activities              (7,193)               (9,987)
---------------------------------------------------------------------------------------------
Cash flow from investing activity - increase in
  restricted cash                                                -               (45,000)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                     -                57,500
  Payment of offering costs                                      -                (5,803)
  Loan from officer                                          3,584                 3,584
---------------------------------------------------------------------------------------------
         Net cash provided by financing activities           3,584                55,281
---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                 (3,609)                  294

Cash at beginning of period                                  3,903                     -
---------------------------------------------------------------------------------------------
Cash at end of period                                     $    294             $     294
=============================================================================================
Supplemental schedule of noncash financing activity:
  Expense accrued for offering costs                             -             $  25,000

                                Wentworth I, Inc.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002
                                   (unaudited)

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

2.   BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2002. There were no operations during the period ended September 30, 2002.

3.   GOING CONCERN

          The Company has no revenue to date and has incurred operating losses of $24,037 since inception and has a working capital deficiency of $42,340. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          The Company has until February 21, 2003, to consummate a Business Combination with another entity. If we fail to consummate such a combination, then we will return the escrowed funds to our investors. Prior to such date, each investor will have an opportunity, pursuant to a reconfirmation offer effected when such a combination is probable (the details of which Business Combination will be set forth in a post-effective amendment to our amended registration statement), to reconfirm their interest in the potential Business Combination or have their funds returned. If we do not consummate a Business Combination by February 21, 2003, and as a result we return funds to our investors less the 10% we have released from escrow for expenses, we may decide to (i) initiate a new offering pursuant to Rule 419, (ii) liquidate and dissolve or (iii) pursue another business strategy to be determined at such time.

4.   LOANS FROM OFFICERS

          The amount due to officers bears interest at 6% and comes due when the Company has effected a business combination and has had a post-effective amendment to its Registration Statement declared effective by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

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

     We do not currently engage in any business activities that provide cash flow. The bulk of our funds were raised in our securities offering (the "Offering") pursuant to our amended registration statement on Form SB-2 (file number 333-60468), as filed with the Securities and Exchange Commission on August 8, 2001, and declared effective as of August 21, 2001 (the "Registration Statement"). In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 29, 2001. The proceeds of the Offering, after the release of $5,000 in permitted expenses, amounted to $45,000 and are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. We had $294 available to pay these costs at September 30, 2002. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination in which our management decides to enter.

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

     We have until February 21, 2003, to consummate a Business Combination with another entity. If we fail to consummate such a combination, then we will return the escrowed funds to our investors. Prior to such date, each investor will have an opportunity, pursuant to a reconfirmation offer effected when such a combination is probable (the details of which Business Combination will be set forth in a post-effective amendment to our amended registration statement), to reconfirm their interest in the potential Business Combination or have their funds returned. If we do not consummate a Business Combination by February 21, 2003 and as a result we return funds to our investors, we may decide to (i) initiate a new offering pursuant to Rule 419, (ii) liquidate and dissolve or
(iii) pursue another business strategy to be determined at such time.

Critical Accounting Estimate
----------------------------

     We have recorded a full valuation allowance against our deferred tax asset at September 30, 2002. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.
------------------------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
----------------------------

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

Recent Developments.
-------------------

     On October 25, 2002, we ended the engagement of Goldstein Golub Kessler LLP ("GGK") as our independent certified public accountants. The decision was approved by our Board of Directors.

     During the most recent fiscal year (which was our first year of operation), the accountant's reports on our financial statements contained no adverse opinions or disclaimers of opinion, nor were they modified as to audit scope or accounting principles. The accountant's reports contained an explanatory paragraph describing going concern contingencies.

     During the most recent fiscal year and the interim period preceding the dismissal of GGK, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject of that disagreement in its reports on our financial statements.

     We requested that GGK furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with our statements with respect to them contained in this Item 5. Copies of letters furnished by GGK in response, dated October 31, 2002 and November 6, 2002, are incorporated herein by reference.

     On October 30, 2002, Hein & Associates LLP ("Hein") was engaged as our new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of Hein, we have not consulted with Hein regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of
Item 304 of Regulation S-B.

Item 6.  Exhibits and Reports on Form 8-K.

Item 1.

(a) Exhibits required by Item 601 of Regulation S-B.

    Exhibit No.     Description
    -----------     -----------

         *3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001

         *3.2       By-Laws

       **10.1 Escrow Agreement, by and among the Company, its escrow agent and the administrator, dated as of June 11, 2002

         99.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      ***99.3 Letter from Goldstein Golub Kessler LLP regarding change in certifying accountant, dated October 31, 2002.

     ****99.4 Letter from Goldstein Golub Kessler LLP regarding change in certifying accountant, dated November 6, 2002.

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on May 8, 2001, and incorporated herein by this reference.

** Filed as an exhibit to the Company's Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 11, 2002, and incorporated herein by this reference.

*** Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2002, and incorporated herein by this reference.

**** Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 8, 2002, and incorporated herein by this reference.

(b) A report on Form 8-K was filed on November 1, 2002, to report, in item 4 thereof, a change in our independent certified public accountants.

     A report on Form 8-K/A was filed on November 8, 2002, to report, in item 4 thereof, further information with respect to a change in our independent certified public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        Wentworth I, Inc.
                                        Registrant


Date  November 14, 2002                     /s/ Kevin R. Keating
                                            ------------------------------
                                        By: Kevin R. Keating
                                            Chairman of the Board & President

                                 CERTIFICATIONS
                                 --------------

I, Kevin R. Keating, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Wentworth I, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                        /s/ Kevin R. Keating
                                        ------------------------------
                                        Kevin R. Keating
                                        President and Chairman of the Board

I, Kevin R. Keating, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Wentworth II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                        /s/ Kevin R. Keating
                                        ------------------------------
                                        Kevin R. Keating
                                        Chief Financial Officer