Form 10QSB
period 2004-09-30
WENTWORTH I INC
filed 2004-11-12
CIK 1139164

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004

                         Commission File Number: 0-50888


                                WENTWORTH I, INC.
        (Exact name of small business issuer as specified in its charter)


        Delaware                                         84-1581369
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


             936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)


                                 (772) 231-7544
                           (Issuer's telephone number)




Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of October 25, 2004, there were 3,750,000 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets, September 30, 2004 (unaudited)
         and December 31, 2003                                                1


         Condensed  Statements of Operations for the three
         month and nine month periods  ended
         September  30,  2004 and 2003 and for
         the period  from inception (March 6, 2001)
         to September 30, 2004 (unaudited)                                    2


         Condensed  Statements  of Cash Flows for the
         nine month  periods ended September 30, 2004
         and 2003 and for the period from  inception
         (March 6, 2001) to September 30, 2004 (unaudited)                    3


         Notes to Condensed Financial Statements (unaudited)                4-6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7-12


Item 3.  Controls and Procedures                                             13


PART II.OTHER INFORMATION

     Item 2.  Changes in Securities                                          14

     Item 6.  Exhibits and Reports on Form 8-K                               14


     Signatures                                                              15


     Certifications                                                       16-18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth I, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                For the quarterly period ended September 30, 2004

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                        September 30,               December 31,
                                            2004                        2003
                                            ----                        ----
                                         (unaudited)                     ***

ASSETS

  Current Assets
     Cash                                $   1,774                   $    --
                                         ---------                   --------

     Total Current Assets                    1,774                        --
                                         ---------                   --------

         Total Assets                    $   1,774                   $    --
                                         =========                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
     Accounts payable                    $  16,050                   $  5,485
     Accrued expenses                       48,500                     38,500
     Due to officer                          9,653                      9,270
     Due to stockholder                      1,861                      1,861
                                         ---------                   --------

     Total Current Liabilities              76,064                     55,116

    Stockholders' Deficit
     Preferred stock undesignated;
     $0.01 par value, 10,000,000 shares
     authorized, no shares issued
     or outstanding                           --                          --
     Common stock; $0.01 par value,
     40,000,000 shares authorized,
     2,050,000 and 200,000 shares
     issued, 2,000,000 and 150,000
     outstanding                            20,500                      2,000
     Additional paid in capital             98,697                     24,697
     Less Treasury Stock (50,000 shares)   (45,000)                   (45,000)
     Deficit accumulated during the
     development stage                    (148,487)                   (36,813)
                                         ---------                   --------

     Total Stockholders' Deficit           (74,290)                   (55,116)
                                         ---------                   --------


     Total Liabilities and
     Stockholders' Deficit               $   1,774                   $    --
                                         =========                   ========


*** Amounts are derived from the audited financial statements for the year ended December 31, 2003.


The accompanying notes are an integral part of the financial statements.
                               1

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                              March 6, 2001
                                         Three Months                  Nine Months             (Inception)
                                       Ending Sept. 30,              Ending Sept. 30             Through
                                    2004           2003            2004            2003        Sept. 30, 2004
                                -----------     -----------     -----------     -----------     -----------
Interest and dividend income    $        --     $        --     $        --     $        --     $       100

 Legal and accounting                 5,050              --          34,493              --          61,243
 Franchise taxes                         --           2,485           3,667           2,485           8,316
 Other general and
  administrative expense              3,250             568          73,514           2,769          79,028
                                -----------     -----------     -----------     -----------     -----------

Total operating expenses             (8,300)         (3,053)       (111,674)         (5,254)       (148,587)
                                -----------     -----------     -----------     -----------     -----------

Net loss                        $    (8,300)    $    (3,053)    $  (111,674)    $    (5,254)    $  (148,487)
                                ===========     ===========     ===========     ===========     ===========

Net loss per share:
  Basic and diluted             $     (0.00)    $     (0.02)    $     (0.06)    $     (0.03)
                                ===========     ===========     ===========     ===========

Weighted average number of
  shares outstanding,
  basic and diluted               2,000,000         174,863       1,952,737         159,307
                                ===========     ===========     ===========     ===========


    The accompanying notes are an integral part of the financial statements.
                                        2

                                 WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          March 6, 2001
                                                                           (Inception)
                                                   Nine Months Ending          to
                                                     September 30,         September 30,
                                                  2004          2003          2004
                                                ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(111,674)    $  (5,254)    $(148,487)
  Adjustments to reconcile net loss to net
   cash flows from operations:
    Decrease (increase) in restricted cash             --        45,000            --
    Stock issued for services                      67,500            --        67,500
  Changes in assets and liabilities
    Increase (decrease) in accounts payable        10,565         2,985        16,050
    Increase (decrease) in accrued expenses        10,000            --        23,500
                                                ---------     ---------     ---------

Net cash flows from operating activities          (23,609)       42,731       (41,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities               --            --            --
                                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock       25,000            --        82,500
  Payment of offering costs                            --            --        (5,803)
  Loan from stockholder                                --         1,861         1,861
  Loan from officer                                   383           383         9,653
  Redemption of common stock with
    restricted cash                                    --       (45,000)      (45,000)
                                                ---------     ---------     ---------

Net cash flows from financing activities           25,383       (42,756)       43,211
                                                ---------     ---------     ---------

Net increase (decrease) in cash                     1,774           (25)        1,774

Cash and cash equivalents,
   beginning of period                                 --            25            --
                                                ---------     ---------     ---------

Cash and cash equivalents,
  end of period                                 $   1,774     $      --     $   1,774
                                                =========     =========     =========

    The accompanying notes are an integral part of the financial statements.
                                        3

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Wentworth I, Inc. (the "Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2003 and 2002, previously filed.

NOTE 2 - ORGANIZATION, OPERATIONS AND GOING CONCERN

     Wentworth I, Inc. (the "Company") was incorporated in the State of Delaware on March 6, 2001 for the purpose of raising capital that is intended to be used in connection with a merger, acquisition or other business combination with an operating business. On April 27, 2001, the Company issued 150,000 shares of $.01 par value common stock for $.05 per share, a total of $7,500. During 2001, the Company filed a registration statement on Form SB-2, under SEC Rule 419, which was declared effective by the Securities and Exchange Commission on August 21, 2001. Under this registration statement on November 19, 2001, the Company sold 50,000 shares of $.01 par value common stock in a public offering for $1.00 per share for gross proceeds of $50,000. The Company incurred $30,803 in expenses of the offering, and $5,803 has been paid using the $7,500 in proceeds from the Company's initial sale of common stock. The balance has been accrued.

     The Company is currently in the development stage. All activities of the Company to date relate to its formation, its public offering and subsequent public filings and to finding an acquisition target with which to consummate a business combination.

     The proceeds of the initial public offering as well as the related securities purchased were placed in an escrow account until the consummation of any business combination as required by the Securities and Exchange Commission Rule 419. The Company withdrew 10% of the funds as working capital in order to seek acquisition opportunities or for other corporate purposes, as allowed by law.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

   NOTE 2 - ORGANIZATION, OPERATIONS AND GOING CONCERN (CONTINUED)

     As a result of limited resources, the Company will, in all likelihood, have the ability to effect only a single business combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Furthermore, there is no assurance that the Company will be able to successfully execute a business combination. Since the Company did not complete a merger, acquisition or other business combination meeting specified criteria within 18 months of the date of the initial public offering, the Company returned the $45,000 of funds in the escrow account in February, 2003 and 50,000 shares of common stock were returned to the Company as treasury stock.

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

     The Company has no assets or revenue to date and has incurred operating losses of $148,487 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - ISSUANCE OF COMMON STOCK

     In January 2004, the Company issued an aggregate of 1,350,000 shares of its common stock to three individuals for services valued at $67,500. Concurrently the Company sold 500,000 shares of restricted common stock to one investor for cash consideration of $25,000. The Company sold these shares of common stock under the exemption from registration provided by
     Section 4(2) of the Securities Act.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

     During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For each of the year to date periods ended September 30, 2004 and 2003, interest expense of $383 and $383, respectively, was included in operations.

     The Company's president, along with two other shareholders, have granted Keating Reverse Merger Fund, LLC ("KRM Fund") an option to acquire an aggregate of 1,000,000 shares, owned by them, until January 30, 2005 at a purchase price of $125,000. Kevin R. Keating is the father of Timothy Keating, the principal stockholder of Keating Investments, LLC, which is the managing member of KRM Fund.

     On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, a total of $3,000 was included in management fee expense pursuant to this agreement, none was paid, and $4,000 remains in accounts payable at September 30, 2004.

   NOTE 5 - SUBSEQUENT EVENTS

     In order to fund the Company's working capital needs, on October 18, 2004, the Company sold to KRM Fund 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000.

     On October 18, 2004, 250,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $12,500.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

COMPANY BACKGROUND

Wentworth I, Inc. (the "Company") was organized under the laws of the State of Delaware on March 6, 2001 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target operating company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. The Company's principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. The Company's search is not restricted to any specific business, industry or geographical location.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission in order to undertake a public offering of 50,000 shares of its common stock at a purchase price of $1.00 per share, which registration statement was declared effective on August 12, 2001. The Company successfully completed the offering and, pursuant to Rule 419 of the Securities Act of 1933, as amended, the offering proceeds, less ten percent, which was retained by the Company to cover its expenses, was placed in an escrow account together with the shares of Common Stock.

In February 2003, when the Company determined that it would be unable to consummate a business combination within the 18 month time period from the date of the effectiveness of its registration statement, as established by Rule 419(e) (2) (iv), all funds held in escrow were returned to the investors who had purchased common stock in the offering and the 50,000 shares of common stock held in the escrow account were returned to the Company as treasury stock. A post-effective amendment to the registration statement was filed on March 25, 2003 to remove from registration all shares of common stock that were sold in the public offering and to confirm the withdrawal of the registration statement.

The Company has been dormant since March 2003, but management has now elected to continue the implementation of its original business plan and to seek to affect a business combination with an operating company or business. As part of this plan, the Company filed a registration statement on Form 10SB to register its shares of common stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"). This registration is now effective, and all comments from the SEC on the registration statement have been responded to by the Company to the satisfaction of the SEC. As a result of the registration of the Company's shares of common stock under Section 12(g) of the Exchange Act, the Company is required to comply with the periodic reporting requirements under the Exchange Act, among other things.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Currently, the Company has no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination with an operating company. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely, a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2004 the Company had no activities that produced revenues from operations.

For the nine months ending September 30, 2004, the Company had a net loss of $(111,674), as compared with a net loss of $(5,254) for the corresponding period of 2003. In 2004, the Company incurred $67,500 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets as September 30, 2004 are $1,773, which is comprised of cash. The Company's current liabilities are $76,064. The Company's outstanding debt consists of a note payable to its shareholder which is due upon the successful completion of a merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants.

In January 2004, the Company sold 500,000 common shares for $25,000 cash which was used to fund operations.

In order to fund the Company's working capital needs, on October 18, 2004, the Company sold to KRM Fund 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000.

On October 18, 2004, 250,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $12,500.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:



                                         Nine months ended September 30
                                        2004                        2003
                                   ----------------             ---------------

   Operating activities            $       (23,609)             $        (25)
   Investing activities                        --                         --
   Financing activities                     25,383                        --
                                   -----------------            ---------------

   Net effect on cash              $         1,774               $       (25)
                                   =================            ===============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PLAN OF OPERATIONS

The Company's Plan of Operations is based on identifying and attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business combinations. Management anticipates that it may be able to participate in only one potential business combination because the Company has nominal assets and limited financial resources.

The Company may seek a business combination with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated, generally on a success basis, in the form of cash and the Company's common stock.

In analyzing prospective business opportunities, the Company's management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

As part of the Company's compliance with the reporting requirement of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidates.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The structure of the business combination will depend on, among other factors:

        o  the nature of the target business,

        o the Company's needs and desires and the needs and desires of those persons controlling of the target business,

        o  the management of the target business, and

        o the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers and directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


To complete a merger or acquisition, the Company may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of private company targets and the negotiation and completion of the transaction. Due to the Company's limited resources, it is expected that all or a portion of this compensation will be in the form of the Company's common stock, which will have a further dilutive effect on the percentage of shares held by the Company's existing stockholders.

The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

CRITICAL ACCOUNTING ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition.

MEASUREMENT OF NON-CASH COMPENSATION
On January 7, 2004, the Company issued an aggregate of 1,350,000 shares of its common stock in lieu of compensation for services to three individuals. The stock was valued at $0.05 per share, which is the same value per share as an individual investor paid in cash for a purchase of 500,000 shares. The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

DEFERRED TAX ASSET VALUATION ALLOWANCE
Management has recorded a valuation allowance to reduce deferred tax assets associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized.

ITEM 3.    CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.       CHANGES IN SECURITIES

              In order to fund the Company's working capital needs, on October 18, 2004, the Company sold to KRM Fund 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000.

              On October 18, 2004, 250,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $12,500.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

              31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

              32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K filed during the quarter ended September 30, 2004:

                    None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WENTWORTH I, INC.



                                                  By:  /s/ Kevin R. Keating
                                                     -------------------------
                                                     Principal Executive Officer
                                                     Principal Financial Officer
Date:  November 12, 2004