Form 10KSB
period 2004-12-31
WENTWORTH I INC
filed 2005-03-28
CIK 1139164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   |X| ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-50888

                                WENTWORTH I, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                84-1581369
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

             936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, Par Value $0.01 Per Share
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $0

      As of March 8, 2005, 3,750,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates was $0.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I

Item 1.  Description of Business .......................................      1

Item 2.  Description of Properties .....................................      5

Item 3.  Legal Proceedings .............................................      5

Item 4.  Submission of Matters to a Vote of Security Holders ...........      5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ......      5

Item 6.  Management's Discussion and Analysis or Plan of Operations ....      6

Item 7.  Financial Statements ..........................................     11

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure ..........................................     11

Item 8A. Controls and Procedures .......................................     11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .............     11

Item 10. Executive Compensation ........................................     13

Item 11. Security Ownership of Certain Beneficial Owners and Management      13

Item 12. Certain Relationships and Related Transactions ................     15

Item 13. Exhibits and Reports on Form 8-K ..............................     15

Item 14. Principal Accountant Fees and Services ........................     16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

      Wentworth I, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      To date, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and Recent Developments

      We were organized under the laws of the State of Delaware on March 6, 2001 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search is not restricted to any specific business, industry or geographical location.

      We filed a registration statement on Form SB-2 with the Securities and Exchange Commission in order to undertake a public offering of 50,000 shares of its common stock at a purchase price of $1.00 per share, which registration statement was declared effective on August 12, 2001. We successfully completed the offering and, pursuant to Rule 419 of the Securities Act of 1933, as amended, the offering proceeds, less ten percent, which was retained by us to cover our expenses, was placed in an escrow account together with the shares of common stock issued in the public offering.

      In February 2003, when we determined that we would be unable to consummate a business combination within the 18 month time period from the date of the effectiveness of its registration statement, as established by Rule 419(e) (2)
(iv), all funds held in escrow were returned to the investors who had purchased common stock in the offering and the 50,000 shares of common stock held in the escrow account were returned to us as treasury stock. A post-effective amendment to the registration statement was filed on March 25, 2003 to remove from registration all shares of common stock that were sold in the offering and to confirm the withdrawal of the registration statement.

      We have been dormant since March 2003, but management has now elected to continue the implementation of its original business plan and to seek to affect a business combination with an operating company. Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

      At this time, we have no binding agreements or commitments to complete a business combination with any party, although we continue to have discussions with interested parties.

Employees

      We currently do not have any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus.

      We have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

      An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

            1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

            2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

            3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

            4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

            5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

            6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

            7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

            8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

            9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

            10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

            11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

            12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

            13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

            14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

            15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

            16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

            17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

            18. No Public Market. Currently, there is no public market for our common stock. At such time as we complete a business combination, we may seek to be quoted on NASD's Over-the-Counter Bulletin Board or other quotation system. However, there is no assurance that we will become quoted on the Over-the-Counter Bulletin Board or other quotation system following a business combination. It is possible that no public market will ever develop for our common stock. Even if we obtain a quotation, our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete a reverse merger. The market liquidity will be dependant on our ability to obtain a market quotation, on the perception of the operating business, and on any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


            19. Restrictions on Resale. We are presently a "blank check" company whose business plan and purpose is to engage in a merger or acquisition with an unidentified operating company. Our current shareholders are each promoters and/or affiliates of the Company. As promoters and/or affiliates of the Company, the resale of our shares owned by each shareholder will be restricted and such shares may only be sold by them and their transferees through a registration under the Securities Act. Further, resale of such shares by our shareholders or their transferees under Rule 144 would not be available either before or after a business combination with an operating company or other person. We have agreed to grant each of our shareholders "piggyback" registration rights to allow them to include their shares in a registration statement we file for the public offering of our securities in the future. A sale of our stock pursuant to subsequent registrations of our shares may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

      Prior to June 10, 2004, we used the office of our President, Kevin R. Keating, at no cost to us. From June 10, 2004 to December 31, 2004, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month. The sole member and manager of Vero is Kevin R. Keating.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS [AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES].

      Currently, there is no public market for our common stock. At such time as we complete a business combination, we may seek to be quoted on NASD's Over-the-Counter Bulletin Board or other quotation system. However, there is no assurance that we will become quoted on the Over-the-Counter Bulletin Board or any other quotation system following a business combination. It is possible that no public market will ever develop for our common stock.

      As of December 31, 2004, we had 3,750,000 shares of our common stock outstanding. There were 6 holders of record of our common stock at December 31, 2004. Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      Following our formation, we issued 150,000 shares of our restricted common stock on April 27, 2001 to two investors for a total cash consideration of $7,500, or $0.05 per share.

      In January 2004, we issued an aggregate of 1,350,000 shares of our restricted common stock to three individuals for services valued at a total of $67,500, or $0.05 per share. Concurrently, we sold 500,000 shares of restricted common stock to one investor for cash consideration of $25,000, or $0.05 per share.

      In order to fund our working capital needs, on October 18, 2004, we sold to an investor 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000. On October 18, 2004, 250,000 shares of our common stock were issued to a financial consulting firm, as compensation for services valued at $12,500, or $0.05 per share.

      In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including, without limitation, those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

      Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering. The fact that our common stock is currently not publicly traded may limit the number of parties interested in completing a reverse merger with us.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

      Acquisition Opportunities

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

      While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

      In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

      As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and to become or maintain publicly trading may be in jeopardy.

Competition

      We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

Year ended December 31, 2004 as compared with December 31, 2003

      Since inception, the Company has had no activities that produced revenues from operations.

      For the year ended December 31, 2004, the Company had a net loss of $(143,353), as compared with a net loss of $(8,381) for the year ended December 31, 2003. In 2004, the Company incurred $80,000 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB and Forms 10-QSB.

Liquidity and Capital Resources

     A summary of the Company's operating, investing and financing activities is as follows:

                                                          2004           2003
                                                        ---------     ---------

      Cash flows from:
      Operating activities ...................          $ (93,413)    $  42,604
      Investing activities ...................                 --            --
      Financing activities ...................            100,510       (42,629)

      The Company's total assets as December 31, 2004 are $7,097, which is comprised of cash. The Company's current liabilities are $25,566. The Company's outstanding debt consists of a note payable to its shareholder which is due upon the successful completion of a reverse merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants. Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

      On April 27, 2001, the Company issued to two investors 150,000 shares of $.01 par value common stock for $.05 per share, a total of $7,500. During 2001, the Company filed a registration statement on Form SB-2, under SEC Rule 419, which was declared effective by the Securities and Exchange Commission on August 21, 2001. Under this registration statement on November 19, 2001, the Company sold 50,000 shares of $.01 par value common stock in a public offering for $1.00 per share for gross proceeds of $50,000. The Company incurred $30,803 in expenses of the offering, and $5,803 has been paid using the $7,500 in proceeds from the Company's initial sale of common stock. The balance has been accrued.

      The proceeds of the initial public offering as well as the related securities purchased were placed in an escrow account until the consummation of any business combination as required by the Securities and Exchange Commission Rule 419. The Company withdrew 10% of the funds as working capital in order to seek acquisition opportunities or for other corporate purposes, as allowed by law. Since the Company did not complete a merger, acquisition or other business combination meeting specified criteria within 18 months of the date of the initial public offering, the Company returned the $45,000 of funds in the escrow account in February 2003 and 50,000 shares of common stock were returned to the Company as treasury stock.

      In January 2004, we issued an aggregate of 1,350,000 shares of our restricted common stock to three individuals for services valued at a total of $67,500, or $0.05 per share. Concurrently, we sold 500,000 shares of restricted common stock to one investor for cash consideration of $25,000, or $0.05 per share.

      In order to fund our working capital needs, on October 18, 2004, we sold to one investor 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000. On October 18, 2004, 250,000 shares of our common stock were issued to a financial consulting firm, as compensation for services valued at $12,500, or $0.05 per share.

Critical Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

      Going Concern

      The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements required by this item are filed herewith following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with HEIN & ASSOCIATES LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to HEIN & ASSOCIATES LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

                  Name                  Age                     Position                          Term
      -----------------------------  -----------  --------------------------------------   -------------------
      Kevin R. Keating (1)               65       President, Treasurer, Secretary and            1 Year
                                                  Director

      (1) Mr. Keating may be deemed our "promoter" as that term is defined in the Securities Act.

      Mr. Keating, sole Director, President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

Audit Committee and Audit Committee Financial Expert

      The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.


      The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time.

Conflicts of Interest

      Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stcokholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Company in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section 16(a) reports they file. The Company is not required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

      The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                               Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards             Payouts
------------------------------ ---------------------------------------- -------------------------- ----------- -----------------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
         and                                               Annual          Stock       Options/       LTIP        All Other
      Principal                             Bonus       Compensation     Award(s)    SARs (#) (2)  Payouts       Compensation
      Position          Year   Salary ($)     ($)           ($)             ($)                       ($)            ($)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Kevin R. Keating        2004       $0          $0            $0             N/A          N/A          N/A          $30,900
(Pres., Secr., and
Treas.) (1)             2003       $0          $0            $0             N/A          N/A          N/A            N/A

                        2002       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------


      (1) On January 7, 2004, the Company issued Mr. Keating 618,000 shares of its common stock in consideration for services rendered by him, valued at $30,900.

      There was no other compensation paid to Kevin R. Keating during 2004 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended December 31, 2004, and no options were exercised by Kevin R. Keating during the fiscal year ended December 31, 2004.

      We did not pay any compensation to any director in 2002, 2003 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2004, 3,750,000 shares of our common stock were outstanding.

                                               Number of Shares      Percent of
        Name                                  Beneficially Owned       Shares
        ----                                  ------------------     ----------
Kevin R. Keating                                  743,000               19.8%
936A Beachland Blvd., Suite 13
Vero Beach, Florida 32963 (1), (2), (3)

Spencer I. Browne                                 565,000               15.1%
c/o 936A Beachland Blvd., Suite 13
Vero Beach, Florida 32963 (1)

Bertrand T. Ungar                                 192,000                5.1%
1362 South Elizabeth
Denver, Colorado 80210 (1), (4)

Garisch Financial, Inc.                           250,000                6.7%
1753 Park Ridge Pointe
Park Ridge, Illinois 60068 (1)

Keating Reverse Merger Fund, LLC                2,000,000               53.3%
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111 (5)

All Executive Officers and Directors as           743,000               19.8%
a group (one person)

      (1) May be deemed a "promoter" as that term is defined in the Securities Act.

      (2) Kevin R. Keating is the president, Secretary, Treasurer and sole director of the Company.

      (3) Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Keating Reverse Merger Fund, LLC.

      (4) Held in the name of PG Ventures, LLC (153,600 shares) and Carmel Capital, LLC (38,400 shares), both of which entities, to the Company's belief, are owned or controlled by Mr. Ungar.

      (5) Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating.

      Messrs. Kevin R. Keating, Spencer I. Browne and Bertrand T. Ungar had granted Keating Reverse Merger Fund, LLC an option to acquire an aggregate of 1,000,000 shares, owned by them, until January 30, 2005 at a aggregate purchase price of $125,000. This option expired unexercised.

      We are presently a "blank check" company whose business plan and purpose is to engage in a merger or acquisition with an unidentified operating company. Each of our shareholders are promoters and/or affiliates of the Company. As promoters and/or affiliates of the Company, the resale of our shares owned by each shareholder will be restricted and such shares may only be sold by them and their transferees through a registration under the Securities Act. Further, resale of such shares by our shareholders or their transferees under Rule 144 would not be available either before or after a business combination with an operating company or other person. We have agreed to grant each of our shareholders "piggyback" registration rights to allow them to include their shares in a registration statement we file for the public offering of our securities in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2002, the Company borrowed a total of $8,500 from Kevin R. Keating, its president. The amount loaned plus interest at 6% is due and payable upon the completion of a business combination. For the years ended December 31, 2004 and 2003, interest on this loan of $510 each year is included in operations. At December 31, 2004, the principal balance of this loan together with accrued interest totals $9,780.

      The Company's president, along with two other shareholders, had granted Keating Reverse Merger Fund, LLC an option to acquire an aggregate of 1,000,000 shares, owned by them, until January 30, 2005 at a total purchase price of $125,000. This option expired unexercised.

      On April 9, 2003 and August 7, 2003 Timothy Keating paid invoices on behalf of the Company for an aggregate total of $1,861. Timothy Keating is the managing member of Keating Investments, LLC.

      Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      On June 10, 2004, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the year ended December 31, 2004, a total of $7,000 is included in results of operations as a result of this agreement.

      The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter, other than as described herein. We are not a subsidiary of any company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibits are included as part of this report:

            Exhibit
             Number            Title of Document

              3.1 Articles of Incorporation (incorporated by reference to Amendment No. 2 to Form 10SB12G filed on September 23, 2004)

              3.2             Bylaws (incorporated by reference to Amendment No.
                              2 to Form 10SB12G filed on September 23, 2004)

              31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the most recent quarter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

      The aggregate fees billed by Hein & Associates, LLP for the audits of Wentworth I, Inc.'s annual financial statements for the years ended December 31, 2004 and 2003, the reviews of Wentworth I, Inc.'s quarterly financial statements included in Forms 10-QSB for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled $8,800 and $6,225, respectively.

(2) AUDIT-RELATED FEES

      The aggregate fees billed by Hein & Associates, LLP for assurance and related services that are reasonably related to the performance of the audit or review of Wentworth I, Inc.'s financial statements that are not included in the "Audit Fees" described above totaled approximately $0 and $0 for December 31, 2004 and 2003, respectively.

(3) TAX FEES

      The aggregate fees billed by Hein & Associates, LLP in fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning were $2,500 and $0, respectively, and consisted primarily of services with respect to the preparation of Federal and State income tax returns, advice with regard to Federal and State income tax audits and income tax planning.

(4) ALL OTHER FEES

      The aggregate fees billed by Hein & Associates, LLP billed in the years ended December 31, 2004 and 2003, other than for the services reported in "Audit Fees," "Audit Related Fees" or "Tax Fees," described above were $0 and $0, respectively.

RE-APPROVAL POLICIES AND PROCEDURES

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WENTWORTH I, INC.



Date: March 28, 2005                   By: /s/ Kevin R. Keating
                                           -------------------------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 28, 2005.

      Signatures                                    Title

      /s/ Kevin R. Keating            President (Principal Executive Officer),
      ----------------------          Treasurer, Secretary (Principal Financial
                                      and Accounting Officer) and Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE

Report of Independent Registered Public Accounting Firm ..................................   F-1

Balance Sheet - As of December 31, 2004 ..................................................   F-3

Statements of Operations - For the Years Ended December 31, 2004 and 2003, and
      for the Period from March 6, 2001 (Date of Inception) to December 31, 2004 .........   F-4

Statement of Changes in Stockholders' Equity (Deficit) - For the Period from March 6, 2001
      (Date of Inception) to December 31, 2004 ...........................................   F-5

Statements of Cash Flows - For the Year Ended December 31, 2004 and 2003, and
      for the Period from March 6, 2001 (Date of Inception) to December 31, 2004 .........   F-7

Notes to Financial Statements ............................................................   F-8

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wentworth I, Inc.
Vero Beach, Florida

We have audited the balance sheet of Wentworth I, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth I, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements of Wentworth I, Inc. for the period from March 6, 2001 to December 31, 2001 were audited by other auditors, whose report dated February 12, 2002, expressed an unqualified opinion on those statements. We have audited the combination in the accompanying statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from March 6, 2001 (inception) to December 31, 2001 into the period from March 6, 2001 to December 31, 2004. In our opinion, such financial statements have been properly combined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited assets at December 31, 2004 and has suffered recurring losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Denver, Colorado

March 16, 2005

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      As of
                                DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   7,097
                                                                      ---------

    Total current assets                                                  7,097

    Deferred Tax Asset (net of valuation allowance of $68,326)               --
                                                                      ---------

    TOTAL ASSETS                                                      $   7,097
                                                                      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                    $   1,425
  Accrued expenses                                                       12,500
  Due to officer                                                          9,780
  Due to stockholder                                                      1,861
                                                                      ---------

    Total current liabilities                                            25,566

STOCKHOLDERS' DEFICIT
  Common stock, $0.01 par value; 40,000,000
    shares authorized; 3,800,000 shares issued, 3,750,000 shares
    outstanding                                                          38,000
  Less: Treasury stock, 50,000 shares                                   (45,000)
  Additional paid-in capital                                            168,697
  Deficit accumulated during the development stage                     (180,166)
                                                                      ---------
    Total stockholders deficit                                          (18,469)
                                                                      ---------
   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                        $   7,097
                                                                      =========

              See accompanying notes to these financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                                                       MARCH 6, 2001
                                                  FOR THE YEAR       FOR THE YEAR        (DATE OF
                                                 ENDED DECEMBER     ENDED DECEMBER     INCEPTION) TO
                                                    31, 2004           31, 2003       DECEMBER 31, 2004
                                                  -----------        -----------      -----------------
INTEREST  AND DIVIDEND INCOME                     $        --        $        --        $       100

OPERATING EXPENSES:
  Legal and accounting expenses                        42,521              5,270             69,271
  Franchise taxes                                       3,667              2,485              8,316
  Other general and administrative expense             97,165                626            102,679
                                                  -----------        -----------        -----------
      Total operating expenses                        143,353              8,381            180,266
                                                  -----------        -----------        -----------

NET LOSS                                             (143,353)            (8,381)          (180,166)
                                                  -----------        -----------        -----------

NET LOSS PER COMMON SHARE                         $     (0.06)       $     (0.05)
                                                  ===========        ===========

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING       2,318,442            154,167
                                                  ===========        ===========

              See accompanying notes to these financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

      FOR THE PERIOD MARCH 6, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                                                         DEFICIT
                                                                                            ADDITIONAL  ACCUMULATED
                                                             COMMON STOCK                    PAID-IN    DURING THE       TOTAL
                                                       ---------------------    TREASURY     CAPITAL    DEVELOPMENT   STOCKHOLDERS'
                                                        SHARES      AMOUNT       STOCK       STOCK       STAGE      EQUITY (DEFICIT)
                                                       --------    ---------------------------------------------------------------
Issuance of common stock for cash at $.05 per share     150,000    $  1,500     $     --    $  6,000    $     --      $  7,500

Issuance of common stock at $1.00 per share, net
    of $30,803 of related costs                          50,000         500           --      18,697          --        19,197

Net loss for the  period  from  March 6, 2001 (date of
    inception) to December 31, 2001                          --          --           --          --      (9,958)       (9,958)
                                                       --------    --------     --------    --------    --------      --------

BALANCE, December 31, 2001
                                                        200,000       2,000           --      24,697      (9,958)       16,739

Net loss for the year ended December 31, 2002                --          --           --          --     (18,474)      (18,474)
                                                       --------    --------     --------    --------    --------      --------

BALANCE, December 31, 2002                              200,000       2,000           --      24,697     (28,432)       (1,735)

Net loss for the year ended December 31, 2003                --          --           --          --      (8,381)       (8,381)

Escrow refund, February 12, 2003                        (50,000)         --      (45,000)         --          --       (45,000)
                                                       --------    --------     --------    --------    --------      --------

BALANCE, December 31, 2003                              150,000    $  2,000     $(45,000)   $ 24,697    $(36,813)     $(55,116)

              See accompanying notes to these financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED

      FOR THE PERIOD MARCH 6, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                                                      DEFICIT
                                                                                       ADDITIONAL   ACCUMULATED
                                                      COMMON STOCK                      PAID-IN      DURING THE       TOTAL
                                                   -------------------       TREASURY   CAPITAL      DEVELOPMENT   STOCKHOLDERS'
                                                     SHARES      AMOUNT       STOCK      STOCK         STAGE      EQUITY (DEFICIT)
                                                   ---------   -------------------------------------------------------------------
BALANCE, December 31, 2003                           150,000   $   2,000    $ (45,000)  $  24,697    $  (36,813)   $  (55,116)

Stock issued for Cash at $0.05 per share,
     January 7, 2004                                 500,000       5,000                   20,000                      25,000
Stock issued for Cash at $0.05 per share,
     October 18, 2004                              1,500,000      15,000                   60,000                      75,000

Stock issued for Services at $0.05 per share,
     January 7, 2004                               1,350,000      13,500                   54,000                      67,500
Stock issued for Services at $0.05 per share,
     October 18, 2004                                250,000       2,500                   10,000                      12,500

Net loss for the year ended December 31, 2004                                                          (143,353)     (143,353)
                                                ----------------------------------------------------------------------------------
BALANCE, December 31, 2004
                                                   3,750,000   $  38,000    $ (45,000)  $ 168,697    $ (180,166)   $  (18,469)
                                                ============   =========    =========   =========    ==========    ==========

              See accompanying notes to these financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE
                                                                                                PERIOD FROM
                                                                                               MARCH 6, 2001
                                                             FOR THE YEAR    FOR THE YEAR       (DATE OF
                                                            ENDED DECEMBER   ENDED DECEMBER   INCEPTION) TO
                                                               31, 2004        31, 2003      DECEMBER 31, 2004
                                                              ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(143,353)       $  (8,381)       $(180,166)
  Adjustments  to  reconcile  net loss to net cash used
    in operating activities:
      Decrease (increase) in restricted cash                         --           45,000               --
      Stock issued for services                                  80,000                            80,000
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable                    (4,060)           5,485            1,425
      Increase (decrease) in accrued expenses                   (26,000)             500          (12,500)
                                                              ---------        ---------        ---------
    Net cash used in operating activities                       (93,413)          42,604         (111,241)

CASH FLOWS FROM INVESTING ACTIVITIES                                 --               --               --
                                                              ---------        ---------        ---------

CASH  PROVIDED BY FINANCING  ACTIVITY,
  Proceeds from the issuance of common stock                    100,000               --          157,500
  Payment of offering costs                                          --               --           (5,803)
  Loan from stockholder                                              --            1,861            1,861
  Loan from officer                                                 510              510            9,780
  Redemption of common stock with restricted cash                    --          (45,000)         (45,000)
                                                              ---------        ---------        ---------
  Net cash provided by financing activities                     100,510          (42,629)         118,338
                                                              ---------        ---------        ---------

Increase (Decrease) in Cash                                       7,097              (25)           7,097

CASH, at beginning of period                                         --               25               --
                                                              ---------        ---------        ---------

CASH, at end of period                                        $   7,097        $      --        $   7,097
                                                              =========        =========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
    Expense accrued for offering costs                        $      --        $      --        $  25,000
                                                              =========        =========        =========

              See accompanying notes to these financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS AND GOING CONCERN

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

      As a result of limited resources, the Company will, in all likelihood, have the ability to effect only a single business combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Furthermore, there is no assurance that the Company will be able to successfully execute a business combination. Since the Company did not complete a merger, acquisition or other business combination meeting specified criteria within 18 months of the date of the initial public offering; the Company returned the $45,000 of funds in the escrow account in February 2003 and 50,000 shares of common stock were returned to the Company as treasury stock.

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

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS AND GOING CONCERN (CONTINUED)

      The Company has no revenue to date and has incurred operating losses of $180,166 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

      Cash and Cash Equivalents, and Restricted Cash - Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

      Fair Value of Financial Instruments - Cash and current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

      Net Income (Loss) Per Share - Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted earnings per share are the same for all periods presented.

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2004 and 2003 and for the period from March 6, 2001 (inception) to December 31, 2004, the Company's comprehensive loss was the same as its net loss.

3.    STOCKHOLDERS' EQUITY (DEFICIT)

      The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At December 31, 2004, none of the preferred stock has been issued. However, such preferred shares may later be issued in such series with whatever preferences as may be determined by the Board of Directors.

      As of December 31, 2004, 3,800,000 shares of the common stock have been issued, 3,750,000 shares are outstanding and 50,000 shares are held as treasury stock. In addition, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a merger, acquisition or business combination. To the extent that additional shares of common stock are issued, dilution to the interest of the Company's current stockholders will occur.

      In January 2004, we issued an aggregate of 1,350,000 shares of our restricted common stock to three individuals for services valued at a total of $67,500, or $0.05 per share. Of those shares 618,000 were issued to Kevin R. Keating, a related party. Concurrently, we sold 500,000 shares of restricted common stock to one investor for cash consideration of $25,000, or $0.05 per share.

      In order to fund our working capital needs, on October 18, 2004, we sold to one investor 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000. On October 18, 2004, 250,000 shares of our common stock were issued to a financial consulting firm, as compensation for services valued at $12,500, or $0.05 per share.

      See Note 1 for additional information on Stockholders' Equity (Deficit).

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

      4.    INCOME TAXES

      The Company has a federal net operating loss carryforward of $171,063 available to offset taxable income through the years 2021 through 2024.

      The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $64,059, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. The change in the valuation allowance for the years ended December 31, 2004 and December 31, 2003 was $48,546 and $3,100, respectively.

                                                                    December 31,
                                                                       2004
                                                                      --------

         Net operating loss carryforward and temporary differences    $ 64,059
         Valuation allowance                                           (64,059)
                                                                      --------
                                                                      $     --
                                                                      ========


      The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:


                                                                   Percent of
                                                                  Pretax Amount
                                                                  -------------
         Provision at federal statutory rate                           34%
         Provision for state tax rate                                 3.1%
         Increase in valuation allowance                            (37.1%)
                                                                    -----

                                                                        0%
                                                                    =====

                                WENTWORTH I, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS

      During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For the years ended December 31, 2004 and 2003, interest on these loans of $510 per year is included in operations.

      The Company's president, along with two other shareholders, have granted Keating Reverse Merger Fund, LLC ("KRM") an option to acquire an aggregate of 1,000,000 shares, owned by them, until January 30, 2005 at a purchase price of $125,000. Kevin R. Keating is the father of Timothy Keating, the principal stockholder of Keating Reverse Merger Fund, LLC.

      In January 2004, we issued an aggregate of 1,350,000 shares of our restricted common stock to three individuals for services valued at a total of $67,500, or $0.05 per share. Of those shares 618,000 were issued to Kevin R. Keating.

      On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. for services. Kevin R. Keating, President of Wentworth I, Inc. is the manager of Vero Management, L.L.C.. These services are to include a broad range of managerial and administrative services. The term of the contract is for one year. In consideration of the services provided, Vero Management will be paid $1,000 for each month in which services are rendered. For the year ended December 31, 2004, a total of $7,000 is included in Results of Operations as a result of this agreement.

      On October 18, 2004, the Company issued 1,500,000 shares of its common stock, par value of $0.01 per share ("Common Stock"), to Keating Reverse Merger Fund, LLC ("KRM Fund") at a purchase price of $0.05 per share, for an aggregate purchase price of $75,000. The funds will provide working capital to the Company for operating expenses.

                                  Exhibit Index

       Exhibit        Description of Exhibit
       Number

          31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.