Form 10QSB
period 2005-03-31
WENTWORTH I INC
filed 2005-05-13
CIK 1139164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

As of April 26, 2005, there were 3,750,000 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ___   No _X_.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets, March 31, 2005 (unaudited)
           and December 31, 2004                                               1

           Condensed Statements of Operations for the three month
           periods ended March 31, 2005 and 2004 and
           for the period from inception (March 6, 2001) to
           March 31, 2005 (unaudited)                                          2

           Condensed Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004 and for the period from inception
           (March 6, 2001) to March 31, 2005 (unaudited)                       3

           Notes to Condensed Financial Statements (unaudited)                 4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       7

Item 3.    Controls and Procedures                                            13

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities                                              14

Item 6.    Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    15

Certifications                                                                16

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                  For the quarterly period ended March 31, 2005

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                            March 31,   December 31,
                                                              2005          2004
                                                            ---------    ---------
                                                           (unaudited)      ***
ASSETS

  Current Assets
         Cash                                               $   4,988    $   7,097
                                                            ---------    ---------
         Total Current Assets                                   4,988        7,097
                                                            ---------    ---------
                Total Assets                                $   4,988    $   7,097
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
         Accounts payable                                   $  11,341    $   1,425
         Accrued expenses                                      12,500       12,500
         Due to officer                                         9,908        9,780
         Due to stockholder                                     1,861        1,861
                                                            ---------    ---------
          Total Current Liabilities                            35,610       25,566

    Stockholders' Deficit
         Preferred stock undesignated; $0.01 par value,
           10,000,000 shares authorized, no shares issued
           or outstanding                                          --           --
         Common stock; $0.01 par value, 40,000,000
           shares authorized, 3,800,000 shares issued,
           and 3,750,000 outstanding                           38,000       38,000
         Additional paid in capital                           168,697      168,697
         Less Treasury Stock (50,000 shares)                  (45,000)     (45,000)
         Deficit accumulated during the development stage    (192,319)    (180,166)
                                                            ---------    ---------
         Total Stockholders' Deficit                          (30,622)     (18,469)
                                                            ---------    ---------

         Total Liabilities and Stockholders' Deficit        $   4,988    $   7,097
                                                            =========    =========


*** Amounts are derived from the audited financial statements for the year ended December 31, 2004.


    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             March 6, 2001
                                       Three Months           (Inception)
                                     Ending March 31,          Through
                                   2005           2004      March 31, 2005
                               -----------    -----------   --------------


Interest and dividend income   $        --             --    $       100

  Legal and accounting               8,341         21,200         77,612
  Franchise taxes                      150          3,667          8,466
  Non-cash compensation                 --         67,500         80,000
  Other general and
    administrative expense           3,662          1,269         26,341
                               -----------    -----------    -----------

Total operating expenses           (12,153)       (93,636)      (192,419)
                               -----------    -----------    -----------

Net loss                       $   (12,153)   $   (93,636)   $  (192,319)
                               ===========    ===========    ===========

Net loss per share:
  Basic and diluted            $      (NIL)   $     (0.05)
                               ===========    ===========

Weighted average number of
  shares outstanding,
  basic and diluted              3,750,000      1,907,692
                               ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        March 6, 2001
                                                 Three Months Ending   (Inception) to
                                                       March 31,         March 31,
                                                  2005         2004        2005
                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (12,153)   $ (93,636)   $(192,319)
  Adjustments to reconcile net loss to net
    cash flows from operations:
     Stock issued for services                        --       67,500       80,000
  Changes in assets and liabilities
     Increase (decrease) in accounts payable       9,916         (239)      11,341
     Increase (decrease) in accrued expenses          --       10,000      (12,500)
                                               ---------    ---------    ---------

Net cash flows from operating activities          (2,237)     (16,375)    (113,478)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities              --           --           --
                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock          --       25,000      157,500
  Payment of offering costs                           --           --       (5,803)
  Loan from stockholder                               --           --        1,861
  Loan from officer                                  128          128        9,908
  Redemption of common stock with
    restricted cash                                   --           --      (45,000)
                                               ---------    ---------    ---------

Net cash flows from financing activities             128       25,128      118,466
                                               ---------    ---------    ---------

Net increase (decrease) in cash                   (2,109)       8,753        4,988

Cash and cash equivalents,
   beginning of period                             7,097           --           --
                                               ---------    ---------    ---------

Cash and cash equivalents,
  end of period                                $   4,988    $   8,753    $   4,988
                                               =========    =========    =========

Supplemental schedule of Non-cash
    Financing activity:
       Expense accrued for offering costs      $      --    $      --    $  25,000
                                               =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2004 and 2003, previously filed.

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

The Company has no assets or revenue to date and has incurred operating losses of $192,319 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For each of the year to date periods ended March 31, 2005 and 2004, interest expense of $128 and $128, respectively, was included in operations.

On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, a total of $3,000 was included in management fee expense pursuant to this agreement, none was paid, and $4,000 remains in accounts payable at March 31, 2005.

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

Results of Operations

For the three months ended March 31, 2005 the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2005, the Company had a net loss of $(12,153), as compared with a net loss of $(93,636) for the corresponding period of 2004. In 2004, the Company incurred $67,500 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB.

Liquidity and Capital Resources

The Company's total assets as March 31, 2005 are $4,988, which is comprised of cash. The Company's current liabilities are $35,610. The Company's outstanding debt consists of a note payable to its shareholder which is due upon the successful completion of a merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                               Three months ended March 31,
                                                   2005            2004
                                                --------         --------

      Operating activities                      $ (2,237)        $(16,375)
      Investing activities                            --               --
      Financing activities                           128           25,128
                                                --------         --------

      Net effect on cash                        $ (2,109)        $  8,753
                                                ========         ========

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

Measurement of non-cash compensation

On January 7, 2004, the Company issued an aggregate of 1,350,000 shares of its common stock in lieu of compensation for services to three individuals and on October 18, 2004, 250,000 shares of common stock were issued to a financial consulting firm, as compensation for services. The stock was valued at $0.05 per share, which is the same value per share as an individual investor contemporaneously paid in cash for the purchase of common stock. The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

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

      None

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

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2005:

      None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WENTWORTH I, INC.


                                           By:   /s/ Kevin R. Keating
                                                 -------------------------------
                                                 Principal Executive Officer
                                                 Principal Financial Officer

Date:  May 13, 2005