Form 10QSB
period 2005-06-30
WENTWORTH I INC
filed 2005-08-11
CIK 1139164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

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

As of July 26, 2005, there were 3,750,000 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets, June 30, 2005 (unaudited)
        and December 31, 2004                                               1


        Condensed Statements of Operations for the three and
        six month periods ended June 30, 2005 and 2004, and
        for the period from inception (March 6, 2001) to
        June 30, 2005 (unaudited)                                           2


        Condensed Statements of Cash Flows for the six month
        periods ended June 30, 2005 and 2004 and for the
        period from inception (March 6, 2001) to June 30,
        2005 (unaudited)                                                    3


        Notes to Condensed Financial Statements (unaudited)                 4


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 7

Item 3. Controls and Procedures                                            13

PART II. OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                            14

        Signatures                                                         15

        Certifications                                                     16

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                  For the quarterly period ended June 30, 2005

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2005            2004
                                                           ------------    ------------
                                                            (unaudited)        ***
ASSETS

  Current Assets
        Cash                                               $      1,825    $      7,097
                                                           ------------    ------------

        Total Current Assets                                      1,825           7,097
                                                           ------------    ------------

                Total Assets                               $      1,825    $      7,097
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
        Accounts payable                                   $     18,409    $      1,425
        Accrued expenses                                         12,500          12,500
        Due to officer                                           10,035           9,780
        Due to stockholder                                        1,861           1,861
                                                           ------------    ------------

        Total Current Liabilities                                42,805          25,566

    Stockholders' Deficit
        Preferred stock undesignated; $0.01 par value,
        10,000,000 shares authorized, no shares issued
        or outstanding                                               --              --
        Common stock; $0.01 par value, 40,000,000
        shares authorized, 3,800,000 shares issued,
        and 3,750,000 outstanding                                38,000          38,000
        Additional paid in capital                              168,697         168,697
        Less Treasury Stock (50,000 shares)                     (45,000)        (45,000)
        Deficit accumulated during the development stage       (202,677)       (180,166)
                                                           ------------    ------------

        Total Stockholders' Deficit                             (40,980)        (18,469)
                                                           ------------    ------------


        Total Liabilities and Stockholders' Deficit        $      1,825    $      7,097
                                                           ============    ============

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                          March 6, 2001
                                      Three Months                   Six Months            (Inception)
                                     Ending June 30,               Ending June 30,           Through
                                   2005           2004           2005          2004        June 30,2005
                               -----------    -----------    -----------    -----------    -----------

Interest and dividend income   $         -    $         -    $         -    $         -    $       100

Operating Expenses
  Legal and accounting               6,268          8,243         14,609         29,443         83,880
  Franchise taxes                       --             --            150          3,667          8,466
  Non-cash compensation                 --             --             --         67,500         80,000
  Other general and
    administrative expense           4,091          1,496          7,753          2,765         30,431
                               -----------    -----------    -----------    -----------    -----------


Total operating expenses           (10,359)        (9,739)       (22,512)      (103,375)      (202,777)

Net loss                       $   (10,359)   $    (9,739)   $   (22,512)   $  (103,375)   $  (202,677)
                               ===========    ===========    ===========    ===========    ===========

Net loss per share:
  Basic and diluted            $     (NIL)    $     (NIL)    $     (NIL)    $     (NIL)
                               ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding,
  basic and diluted              3,750,000      1,978,846      3,750,000      1,978,846
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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 March 6, 2001
                                                   Six Months Ending            (Inception) to
                                                         June 30,                  June 30,
                                                    2005             2004            2005
                                               -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $     (22,512)   $    (103,375)   $    (202,677)
  Adjustments to reconcile net loss to net
    cash flows from operations:
     Stock issued for services                            --           67,500           80,000
  Changes in assets and liabilities
     Increase (decrease) in accounts payable          16,985            2,515           18,409
     Increase (decrease) in accrued expenses              --           10,000          (12,500)
                                               -------------    -------------    -------------

Net cash flows from operating activities              (5,527)         (23,360)        (116,768)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities                  --               --               --
                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock              --           25,000          157,500
  Payment of offering costs                               --               --           (5,803)
  Loan from stockholder                                   --               --            1,861
  Loan from officer                                      255              255           10,035
  Redemption of common stock with
    restricted cash                                       --               --          (45,000)
                                               -------------    -------------    -------------

Net cash flows from financing activities                 255           25,255          118,593
                                               -------------    -------------    -------------

Net increase (decrease) in cash                       (5,272)           1,895            1,825

Cash and cash equivalents,
   beginning of period                                 7,097               --               --
                                               -------------    -------------    -------------

Cash and cash equivalents,
  end of period                                $       1,825    $       1,895    $       1,825
                                               =============    =============    =============

Supplemental schedule of Non-cash
    Financing activity:
       Expense accrued for offering costs      $          --    $          --    $      25,000
                                               =============    =============    =============

               The accompanying notes are an integral part of the
                             financial statements.

                                        4
                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the six months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

The Company has no assets or revenue to date and has incurred operating losses of $202,677 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2005
                                   (Unaudited)


NOTE 3- RELATED PARTY TRANSACTIONS

During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For each of the year to date periods ended June 30, 2005 and 2004, interest expense of $ 255 and $ 255, respectively, was included in operations.

On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, a total of $3,000 was included in management fee expense pursuant to this agreement, none was paid, and $7,000 remains in accounts payable at June 30, 2005.

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

Results of Operations

For the three months ended June 30, 2005 the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2005, the Company had a net loss of $(10,359), as compared with a net loss of $(9,739) for the corresponding period of 2004. For the six month periods ending June 30, 2005 and 2004, the Company had a net loss of $(22,512) an $(103,375), respectively. In 2004, the Company incurred $67,500 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB.

Liquidity and Capital Resources

The Company's total assets as of June 30, 2005 are $1,825, which is comprised of cash. The Company's current liabilities are $42,805. The Company's outstanding debt consists of a note payable to its shareholder which is due upon the successful completion of a merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants.

In January 2004, the Company sold 500,000 common shares to Keating Reverse Merger Fund, LLC ("KRM Fund") for $25,000 cash which was used to fund operations.

In order to fund the Company's working capital needs, on October 18, 2004, the Company sold to KRM Fund 1,500,000 shares of common stock at a purchase price of $0.05 per share, for an aggregate consideration of $75,000.

On October 18, 2004, 250,000 shares of the Company's common stock were issued to a financial consulting firm, as compensation for services valued by the Company at $12,500.

The following is a summary of the Company's cash flows from operating, investing, and financing activities: Six months ended June 30,

                                                        2005             2004
                                                     ----------      ----------

Operating activities                                 $   (5,527)     $  (23,360)
Investing activities                                         --              --
Financing activities                                        255          25,255
                                                     ----------      ----------

Net effect on cash                                   $   (5,272)     $    1,895
                                                     ==========      ==========

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

Critical accounting policies

Use of estimates
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition.

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

        (b) Reports on Form 8-K filed during the quarter ended June 30, 2005:

                None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WENTWORTH I, INC.


Date: August 11, 2005                    By: /s/ Kevin R. Keating
                                             -----------------------------------
                                             Principal Executive Officer
                                             Principal Financial Officer