Form 10QSB
period 2005-09-30
WENTWORTH I INC
filed 2005-11-14
CIK 1139164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2005

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_].

As of November 4, 2005, there were 3,750,000 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X].

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets, September 30, 2005 (unaudited)
           and December 31, 2004                                                                    1

           Condensed Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004 and for the period from inception (March 6, 2001) to
           September 30, 2005 (unaudited)                                                           2

           Condensed Statements of Cash Flows for the nine month periods ended
           September 30, 2005 and 2004 and for the period from inception
           (March 6, 2001) to September 30, 2005 (unaudited)                                        3

           Notes to Condensed Financial Statements (unaudited)                                    4-8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                       9-17


Item 3.    Controls and Procedures                                                                 17


PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                     18

Item 6.    Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                         19

Certifications                                                                                  20-22

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                For the quarterly period ended September 30, 2005

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                          September 30,  December 31,
                                                              2005          2004
                                                            ---------    ---------
                                                           (unaudited)      ***
ASSETS

  Current Assets

         Cash                                               $   9,751    $   7,097
                                                            ---------    ---------

         Total Current Assets                                   9,751        7,097
                                                            ---------    ---------

                Total Assets                                $   9,751    $   7,097
                                                            =========    =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities

         Accounts payable                                   $   9,300    $   1,425
         Accrued expenses                                      12,500       12,500
         Deposit liability                                     25,000           --
         Due to officer                                        10,163        9,780
         Due to stockholder                                     1,861        1,861
                                                            ---------    ---------

          Total Current Liabilities                            58,824       25,566

    Stockholders' Deficit

         Preferred stock undesignated; $0.01 par value,
         10,000,000 shares authorized, no shares issued
         or outstanding                                            --           --
         Common stock; $0.01 par value, 40,000,000
         shares authorized, 3,800,000 shares issued,
         and 3,750,000 outstanding                             38,000       38,000
         Additional paid in capital                           168,697      168,697
         Less Treasury Stock (50,000 shares)                  (45,000)     (45,000)
         Deficit accumulated during the development stage    (210,770)    (180,166)
                                                            ---------    ---------

         Total Stockholders' Deficit                          (49,073)     (18,469)
                                                            ---------    ---------


         Total Liabilities and Stockholders' Deficit        $   9,751    $   7,097
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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                           March 6, 2001
                                      Three Months                 Nine Months              (Inception)
                                    Ending Sept. 30,              Ending Sept. 30            Through
                                  2005           2004           2005           2004        Sept. 30,2005
                               -----------    -----------    -----------    -----------    -------------
Interest and dividend income   $        --    $        --    $        --    $        --    $         100

  Legal and accounting               3,976          5,050         18,585         34,493           87,856
  Franchise taxes                       --             --            150          3,667            8,466
  Non-cash compensation                 --             --             --         67,500           80,000
  Other general and
    administrative expense           4,116          3,250         11,869          6,014           34,548
                               -----------    -----------    -----------    -----------    -------------

Total operating expenses            (8,092)        (8,300)       (30,604)      (111,674)        (210,870)
                               -----------    -----------    -----------    -----------    -------------

Net loss                       $    (8,092)   $    (8,300)   $   (30,604)   $  (111,674)   $    (210,770)
                               ===========    ===========    ===========    ===========    =============

Net loss per share:
  Basic and diluted            $     (0.00)   $     (0.00)   $     (0.01)   $     (0.06)
                               ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding,
  basic and diluted              3,750,000      2,000,000      3,750,000      1,952,737
                               ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       March 6, 2001
                                                 Nine Months Ending     (Inception)
                                               ----------------------       to
                                                    September 30,       September 30,
                                                  2005         2004         2005
                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (30,604)   $(111,674)   $(210,770)
  Adjustments to reconcile net loss to net
    cash flows from operations:
     Stock issued for services                        --       67,500       80,000
  Changes in assets and liabilities
     Increase (decrease) in accounts payable       7,875       10,565        9,300
     Increase (decrease) in accrued expenses          --       10,000      (12,500)
                                               ---------    ---------    ---------

Net cash flows from operating activities         (22,729)     (23,609)    (133,970)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities              --           --           --
                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock          --       25,000      157,500
  Deposit Liability                               25,000           --       25,000
  Payment of offering costs                           --           --       (5,803)
  Loan from stockholder                               --           --        1,861
  Loan from officer                                  383          383       10,163
  Redemption of common stock with
    restricted cash                                   --           --      (45,000)
                                               ---------    ---------    ---------

Net cash flows from financing activities          25,383       25,383      143,721
                                               ---------    ---------    ---------

Net increase (decrease) in cash                    2,654        1,774        9,751

Cash and cash equivalents,
   beginning of period                             7,097           --           --
                                               ---------    ---------    ---------

Cash and cash equivalents,
  end of period                                $   9,751    $   1,774    $   9,751
                                               =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the nine months ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

The Company has no assets or revenue to date and has incurred operating losses of $210,770 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For each of the year to date periods ended September 30, 2005 and 2004, interest expense of $383 and $383, respectively, was included in operations.

On April 9, 2003 and August 7, 2003 Timothy Keating paid invoices on behalf of the Company for an aggregate total of $1,861. Timothy Keating is the managing member of Keating Investments, LLC.

On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. The term of the contract was for one year, however, the Company has informally agreed to continue the term of the agreement on a month-to-month basis. For the current quarter, a total of $3,000 was included in management fee expense pursuant to this agreement, $3,000 was paid, and $7,000 remains in accounts payable at September 30, 2005.

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

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 4 - LETTER OF INTENT

On September 2, 2005, the Company entered into a Letter of Intent to acquire 100% of the outstanding capital stock of Eneco, Inc., a Utah corporation ("Eneco"). In connection with this letter of intent, the Company received a deposit of $25,000 to be applied to acquisition related expenses, which is shown as a current liability in the accompanying financial statements.

On October 28, 2005, the Company and Eneco entered into a certain Agreement and Plan of Merger (the "Merger Agreement") by which the Company will merge with and into Eneco, with Eneco being the surviving corporation. In connection with the Merger, each of the Company's 3,750,000 shares of outstanding common stock ("Company Common Stock") will be converted into the right to receive 0.434450 share of Eneco Common Stock. Accordingly, assuming no Company stockholder exercises his dissenter's rights:

      - At the Closing of the Merger, Eneco will issue 1,629,190 shares of Eneco Common Stock in exchange for all the outstanding shares of Company Common Stock.

      - Eneco will issue 2,466,373 shares of its common stock upon conversion of all of its outstanding preferred stock, such conversion being a condition of closing.

      - Immediately following the Merger, Eneco will have 16,291,581 shares of its common stock outstanding.

      - The Company's stockholders will own approximately 10% of the issued and outstanding shares of Eneco's common stock immediately following the Merger.

The board of directors of the Company and Eneco have approved the Merger Agreement and the Merger and recommend that their respective stockholders approve it. The affirmative vote of the holders of a majority of the shares outstanding of common stock of the Company is required for approval of the Merger.

On October 28, 2005, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of the Company's common stock, representing approximately 94.9% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 94.9% of the outstanding voting securities of the Company.

The affirmative vote of the holders of a majority of the shares outstanding of common stock of Eneco is required for approval of the Merger. Eneco will be holding a special meeting of shareholders for the purpose of approving the Merger. There can be no assurance that the shareholders of Eneco will approve the Merger.

                                WENTWORTH I, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 4 - LETTER OF INTENT (continued)

Under the Merger Agreement, the Company and Eneco have agreed to do certain things, some of which are conditions to the Merger. Each company is obligated to
(a) obtain all necessary approvals, which includes approval by the stockholders of both the Company and Eneco for the Merger, (b) give the other access to the records and personnel to complete due diligence review, (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger, (d) Eneco must deliver audited financial statements including a balance sheet as of December 31, 2003 and 2004 and statements of operations, cash flows and stockholders' equity for such periods indicated, and unaudited financial statements for the nine months ended September 30, 2004 and 2005, pro forma financial statements prior to the closing, and Form 10 information on Eneco, all of which then will be included in the required Form 8-K relating to the consummation of the transactions under the Merger Agreement to be filed at closing, and (e) neither party will solicit or initiate proposals from, provide information to or hold discussions with any party concerning any sale of assets or any material portion of any capital stock or any merger, consolidation, business combination, liquidation or similar transaction, subject to the fiduciary obligations of directors generally.

In addition to the foregoing conditions, the Merger is conditioned upon (i) preparation, filing and mailing of a definitive 14C Information Statement, (ii) the approval of the Company's and Eneco's stockholders of the Merger Agreement and the transactions contemplated under the Merger Agreement, (iii) dissenters not exercising their appraisal rights in excess of 200,000 shares, (iv) Eneco being deemed a "successor issuer" under the Exchange Act, (v) the conversion of all of the outstanding shares of Eneco Preferred Stock into shares of Eneco Common Stock, and (vi) Eneco's existing employment agreements with certain individuals continuing on their existing terms. There can be no assurances that the Merger will be completed.

As a further condition to Closing, the Company shall have engaged Keating Securities, LLC ("Keating Securities"), an affiliate of Keating Investments, LLC, the managing member of the Company's controlling stockholder, to act as a financial advisor in connection with the business combination between the Company and Eneco for which it will earn an advisory fee of $200,000 upon completion of the Merger. The advisory fee will be paid as follows: $75,000 will be paid upon the closing of the Merger (which includes $25,000 which has been paid by Eneco to the Company as a non-refundable deposit), and the balance of $125,000 will be paid out of the proceeds of any private placement or public offering of securities by Eneco or its affiliates completed after the Merger is consummated.

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

Results of Operations

For the nine months ended September 30, 2005 the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2005, the Company had a net loss of $(8,092), as compared with a net loss of $(8,300) for the corresponding period of 2004. For the nine months ending September 30, 2005 and 2004 the Company had a net loss of $(30,604) and $(111,674), respectively. In 2004, the Company incurred $67,500 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB.

Liquidity and Capital Resources

The Company's total assets as September 30, 2005 are $9,751, which is comprised of cash. The Company's current liabilities are $58,824. The Company's outstanding debt consists of notes payable to a shareholder and to an officer, which are due upon the successful completion of a merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants. A non-refundable deposit of $25,000, received in connection with the Company's letter of intent to acquire Eneco, has also been recorded as a current liability. The Company will recognize this amount as income upon the successful consummation of the Eneco merger.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                               Nine months ended September 30,
                                 2005                2004
                               --------            --------
Operating activities           $(22,729)           $(23,609)
Investing activities                 --                  --
Financing activities             25,383              25,383
                               --------            --------

Net effect on cash             $  2,654            $  1,774
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

Merger Agreement with ENECO, Inc.

The Company and ENECO, Inc., a Utah corporation ("Eneco") entered into a certain Agreement and Plan of Merger (the "Merger Agreement") on October 28, 2005 by which the Company will merge with and into Eneco, with Eneco being the surviving corporation. In connection with the Merger, each of the Company's 3,750,000 shares of outstanding common stock ("Company Common Stock") will be converted into the right to receive 0.434450 share of Eneco Common Stock. Accordingly, assuming no Company stockholder exercises his dissenter's rights:

      - At the Closing of the Merger, Eneco will issue 1,629,190 shares of Eneco Common Stock in exchange for all the outstanding shares of Company Common Stock.

      - Eneco will issue 2,466,373 shares of its common stock upon conversion of all of its outstanding preferred stock, such conversion being a condition of closing.

      - Immediately following the Merger, Eneco will have 16,291,581 shares of its common stock outstanding.

      - The Company's stockholders will own approximately 10% of the issued and outstanding shares of Eneco's common stock immediately following the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The board of directors of the Company and Eneco have approved the Merger Agreement and the Merger and recommend that their respective stockholders approve it. The affirmative vote of the holders of a majority of the shares outstanding of common stock of the Company is required for approval of the Merger.

On October 28, 2005, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of the Company's common stock, representing approximately 94.9% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 94.9% of the outstanding voting securities of the Company.

The affirmative vote of the holders of a majority of the shares outstanding of common stock of Eneco is required for approval of the Merger. Eneco will be holding a special meeting of shareholders for the purpose of approving the Merger. There can be no assurance that the shareholders of Eneco will approve the Merger.

Under the Merger Agreement, the Company and Eneco have agreed to do certain things, some of which are conditions to the Merger. Each company is obligated to
(a) obtain all necessary approvals, which includes approval by the stockholders of both the Company and Eneco for the Merger, (b) give the other access to the records and personnel to complete due diligence review, (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger, (d) Eneco must deliver audited financial statements including a balance sheet as of December 31, 2003 and 2004 and statements of operations, cash flows and stockholders' equity for such periods indicated, and unaudited financial statements for the nine months ended September 30, 2004 and 2005, pro forma financial statements prior to the closing, and Form 10 information on Eneco, all of which then will be included in the required Form 8-K relating to the consummation of the transactions under the Merger Agreement to be filed at closing, and (e) neither party will solicit or initiate proposals from, provide information to or hold discussions with any party concerning any sale of assets or any material portion of any capital stock or any merger, consolidation, business combination, liquidation or similar transaction, subject to the fiduciary obligations of directors generally.

In addition to the foregoing conditions, the Merger is conditioned upon (i) preparation, filing and mailing of a definitive 14C Information Statement, (ii) the approval of the Company's and Eneco's stockholders of the Merger Agreement and the transactions contemplated under the Merger Agreement, (iii) dissenters not exercising their appraisal rights in excess of 200,000 shares, (iv) Eneco being deemed a "successor issuer" under the Exchange Act, (v) the conversion of all of the outstanding shares of Eneco Preferred Stock into shares of Eneco Common Stock, and (vi) Eneco's existing employment agreements with certain individuals continuing on their existing terms. There can be no assurances that the Merger will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a further condition to Closing, the Company shall have engaged Keating Securities, LLC ("Keating Securities"), an affiliate of Keating Investments, LLC, the managing member of the Company's controlling stockholder, to act as a financial advisor in connection with the business combination between the Company and Eneco for which it will earn an advisory fee of $200,000 upon completion of the Merger. The advisory fee will be paid as follows: $75,000 will be paid upon the closing of the Merger (which includes $25,000 which has been paid by Eneco to the Company as a non-refundable deposit), and the balance of $125,000 will be paid out of the proceeds of any private placement or public offering of securities by Eneco or its affiliates completed after the Merger is consummated.

Eneco was organized under the laws of the state of Utah in 1991 as Fusion Energy Applied Technology, Inc. Eneco originally dedicated itself to scientific research aimed at developing new ways of generating or converting energy which would be both more efficient and less threatening to the environment than existing technologies. In August 1993, Fusion Resources, Inc., a company that was also seeking to develop certain enhanced energy technologies, was merged into Fusion Energy Applied Technology, Inc. In October 1993, Fusion Energy Applied Technology, Inc. changed its name to Eneco, Inc.

Much of Eneco's early work was on cold fusion research, involving the pursuit of low temperature nuclear reactions in solids. In early 1997, after years of investigating new approaches to energy conversion, Eneco discovered a novel means of producing surprisingly high conversion efficiencies at low temperatures utilizing a simple semiconductor device. Further experiments confirmed the phenomenon. Eneco's technology has evolved since the original discovery seven years ago and now offers two capabilities:

      -     The Power Mode - which converts heat directly to electricity.

      - The Cooling Mode - the reverse process which uses electricity to provide refrigeration or cooling.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 28, 2005, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of the Company's common stock, representing approximately 94.9% of the outstanding voting securities of the Company, executed and delivered to the Company a written consent authorizing and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 94.9% of the outstanding voting securities of the Company.

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

          (b) Reports on Form 8-K filed during the quarter ended September 30, 2005:

          On November 1, 2005, the Company filed a Current Report on Form 8-K dated October 28, 2005 announcing the execution of the Agreement and Plan of Merger between the Company and Eneco, Inc. This report includes a copy of the Agreement and Plan of Merger as Exhibit 2.1, a description of Eneco's business and risk factors affecting Eneco's business.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WENTWORTH I, INC.

                                             By: /s/ Kevin R. Keating
                                                 ---------------------------
                                                 Principal Executive Officer
                                                 Principal Financial Officer

Date:  November 11, 2005