Form 10KSB
period 2005-12-31
WENTWORTH I INC
filed 2006-02-23
CIK 1139164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________ FROM TO_____

                         COMMISSION FILE NUMBER: 0-50888

                                WENTWORTH I, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                          84-1581369
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES |_| NO |X|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Issuer's revenues for its most recent fiscal year: $0

As of February 15, 2006, 3,750,000 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates was $0.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                  Yes|_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I


Item 1.     Description of Business............................................1

Item 2.     Description of Properties.........................................16

Item 3.     Legal Proceedings.................................................16

Item 4.     Submission of Matters to a Vote of Security Holders...............16


PART II


Item 5.     Market for Common Equity and Related Stockholder Matters..........17

Item 6.     Management's Discussion and Analysis or Plan of Operations........18

Item 7.     Financial Statements..............................................22

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................22

Item 8A.    Controls and Procedures...........................................23

PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................23

Item 10.    Executive Compensation............................................26

Item 11.    Security Ownership of Certain Beneficial Owners and Management....27

Item 12.    Certain Relationships and Related Transactions....................28

Item 13.    Exhibits and Reports on Form 8-K..................................29

Item 14.    Principal Accountant Fees and Services............................30

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

History and Recent Developments
-------------------------------

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

      We are currently a shell company with nominal assets and operations. We are a reporting company under Section 12(g) of the Exchange Act and are current in our reporting under the Exchange Act.

      We entered into a certain Agreement and Plan of Merger with ENECO, Inc., a Utah corporation ("Eneco") (the "Eneco Merger Agreement") on October 28, 2005 by which we agreed to merge with and into Eneco, with Eneco being the surviving corporation. Effective January 3, 2006, we terminated the Eneco Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 1, 2006.

Pending Merger with Aero Grow International, Inc.
-------------------------------------------------

      We entered into a certain Agreement and Plan of Merger (the "Merger Agreement") with Aero Grow International, Inc. ("AeroGrow"), a Nevada corporation, on January 12, 2006 under which we will merge with and into AeroGrow, with AeroGrow being the surviving corporation. The Merger Agreement is included as Exhibit 2.2 to the Current Report on Form 8-K dated January 12, 2006, filed with the SEC on January 13, 2006, disclosing the entry into the Merger Agreement. The Merger Agreement is the legal document that governs the merger transaction ("Merger") and the other transactions contemplated by the Merger Agreement. Our Current Report, on Form 8-K, dated January 12, 2006 is incorporated herein by this reference. The discussion of the Merger Agreement set forth herein is qualified in its entirety by reference to Exhibit 2.2.

      In connection with the Merger, each of the Wentworth's 3,750,000 shares of outstanding common stock ("Wentworth Common Stock") will be converted into the right to receive 0.151813 shares of AeroGrow Common Stock ("Exchange Ratio"), subject to adjustment as set forth below. The Exchange Ratio is based on: (i) the number of shares of AeroGrow Common Stock outstanding on a fully diluted basis including the Conversion Warrants and the shares to be issued and options to be granted under certain Equity Commitments (as defined herein), as of December 30, 2005 ("Fully Diluted Common Stock"), and (ii) an assumed issuance by AeroGrow of shares of its Common Stock with attached Warrants under a certain private placement offering ("Offering") for aggregate gross proceeds of $10,000,000.

      The Exchange Ratio will be adjusted in the event the gross proceeds from the Offering are less than or exceed $10,000,000. The Exchange Ratio shall also be adjusted to take into account any increase or decrease in the number of shares of AeroGrow's Fully Diluted Common Stock occurring on or after December 30, 2005 and prior to the Effective Time. For purposes of this Report, the Exchange Ratio has been adjusted, and all shares discussed herein have been calculated, to take into account: (i) shares of Common Stock issued, and options to purchase Common Stock granted, through January 31, 2006, and (ii) conversions or elections to extend the maturity of the Convertible Notes through January 31, 2006.

      Based on the capitalization as of January 31, 2006, in the event the gross proceeds from this Offering equal the minimum amount of $5,000,000, the Exchange Ratio will be reduced to 0.068296 shares of AeroGrow Common Stock per share of Wentworth Common Stock, which shall be the minimum exchange ratio ("Minimum Exchange Ratio"). Based on the capitalization as of January 31, 2006, in the event the gross proceeds from the Offering equal $10,000,000, the Exchange Ratio will be 0.154222 shares of AeroGrow Common Stock per share of Wentworth Common Stock. Based on the capitalization as of January 31, 2006, in the event the gross proceeds from the Offering equal $12,000,000, the Exchange Ratio will be
0.159836 shares of AeroGrow Common Stock per share of Wentworth Common Stock, which shall be the maximum exchange ratio ("Maximum Exchange Ratio"). In the event the gross proceeds from the Offering are between $5,000,001 and $9,999,999, the Exchange Ratio will be proportionately adjusted between the Minimum Exchange Ratio based on gross proceeds of $5,000,000 and the Exchange Ratio based on gross proceeds of $10,000,000.

      The consummation of the Merger is contingent on a minimum of $5,000,000 being subscribed for, and funded into escrow, through the Offering. The closing of the Offering will be contingent on the closing of the Merger, and the Closing of the Merger will be contingent on the closing of the Offering. There is no assurance that the Merger or Offering will be completed.

      As of January 31, 2006, AeroGrow's common stock, options, warrants and convertible securities outstanding are as follows:

      o 6,270,740 shares of AeroGrow common stock outstanding, which includes 630,000 shares of Common Stock to be issued at the Closing of the Offering to holders of Convertible Notes in the principal amount of $1,890,000 who have elected to convert such notes at $3.00 per share, subject to the closing of the Merger and the Offering;

      o 125,714 shares of Common Stock issuable upon conversion of Convertible Notes in the principal amount of $440,000 at a conversion price of $3.50 by holders who have elected to extend the maturity of their notes to December 31, 2006, subject to the closing of the Merger and the Offering;

      o 167,500 shares of Common Stock issuable upon conversion of Convertible Notes in the principal amount of $670,000 at a conversion price of $4.00 by holders who have not elected to extend the maturity of their notes beyond June 30, 2006;

      o 600,000 shares of Common Stock issuable upon exercise of outstanding warrants held by the initial holders of the Convertible Notes with exercise price of $5.00 per share, of which 134,000 warrants held by those not electing to extend the maturity of their Convertible Notes to December 31, 2006 are redeemable;

      o 378,000 shares of Common Stock issuable upon exercise of warrants, at an exercise price of $6.00 per share, that will be issued to holders that have elected to convert notes in the principal amount of $1,890,000, subject to the closing of the Merger and the Offering;

      o 222,000 shares of Common Stock issuable upon the exercise of warrants to be issued upon conversion of Convertible Notes in the principal amount of $1,110,000 at an exercise price of $6.00 per share;

      o 60,000 shares of Common Stock issuable upon exercise of outstanding warrants issued to Placement Agent with exercise price of $6.00 per share;

      o Outstanding warrants which may be exercised for 892,858 shares of AeroGrow common stock at an exercise price ranging from $2.50 to $15.00 per share ("Warrants"); and

      o Outstanding options to purchase 233,270 shares of AeroGrow common stock at an exercise price ranging from $0.005 to $5.00 per share ("Stock Options").

      The above outstanding shares of AeroGrow common stock, options, warrants and convertible securities will not be affected by the Merger. As of January 31, 2006, AeroGrow also has commitments to issue up to an aggregate of 38,204 shares of AeroGrow common stock to an infomercial production firm and a public relations firm ("Equity Commitments").

      Assuming no Wentworth stockholder elects dissenters' rights and further assuming gross proceeds from the Offering of $12,000,000, Wentworth stockholders in the aggregate will be issued, at the Closing of the Merger, 599,383 shares of AeroGrow common stock in exchange for all the outstanding shares of Wentworth common stock. Immediately following the Merger, AeroGrow will have approximately 9,270,123 shares of its common stock outstanding, and the Wentworth's stockholders will own approximately 6.5% of the issued and outstanding shares of AeroGrow's common stock.

      In the event gross proceeds from the Offering total $5,000,000 and assuming no Wentworth stockholder elects dissenters' rights, the Company stockholders in the aggregate will be issued, at the closing of the Merger, 256,110 shares of AeroGrow common stock in exchange for all the outstanding shares of Wentworth common stock. In such case, immediately following the Merger, AeroGrow will have approximately 7,526,850 shares of its common stock outstanding, and the Wentworth's stockholders will own approximately 3.4% of the issued and outstanding shares of AeroGrow's common stock.

      Each share of AeroGrow common stock issued to Wentworth's stockholders in connection with the Merger will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933, as amended ("Securities Act") or an available exemption therefrom. The Merger Agreement, however, contains piggy-back registration rights provisions that allow each Wentworth shareholder to include their shares in any registration statement filed for the public offering or resale of its securities in the future, subject to the conditions set forth in the Merger Agreement. As part of the Offering, AeroGrow has agreed to register for resale the Common Stock issued to Investors in this Offering (together with the shares of AeroGrow Common Stock underlying the Warrants issued in this Offering) on a registration statement to be filed with the SEC. In the event such registration statement is filed, the shares of AeroGrow Common Stock issued to the Wentworth's stockholders in connection with the Merger will be included on such registration statement. There can be no assurance that the shares of AeroGrow Common Stock received by Wentworth's stockholders in connection with the Merger will become registered under the Securities Act.

      As a condition of the closing of the Merger Agreement, Keating Reverse Merger Fund, LLC ("KRM Fund"), the current majority stockholder of Wentworth, and certain other current Wentworth shareholders will enter into a lock up agreement under which it will be prohibited from selling or otherwise transferring: (i) any of its shares of Common Stock for a period of twelve months (12) months following the effective date of the Registration Statement ("First Lock Up Period"), and (ii) fifty percent (50%) of its shares of Common Stock after the expiration of Initial Lock Up Period until the date which is eighteen (18) months after the effective date of the Registration Statement ("Second Lock Up Period"). After the Second Lock Up Period, there shall be no restrictions on the ability to transfer any shares of Common Stock. Immediately after the closing of the Merger and this Offering, KRM Fund will own 136,592 shares of Common Stock (if the Minimum Amount is raised) or 319,671 shares of Common Stock (if the Maximum Amount is raised) ("KRM Shares").

      Further, as a condition of the closing of the Merger Agreement, except for the shares of AeroGrow Common Stock described below that will not be subject to lock up restrictions, all of the shares of AeroGrow's outstanding Common Stock and all of the shares of Common Stock underlying AeroGrow's outstanding warrants and options will be subject to a lock up agreement with the same transfer restrictions as set forth above for the KRM Shares.

      Immediately after the closing of the Merger and this Offering, the following shares of AeroGrow's Common Stock will not be subject to any lock up restrictions:

      o Approximately 544,228 shares of Common Stock held by investors in AeroGrow's Colorado intrastate offering ("Colorado Offering Shares"). The Colorado Offering Shares will be freely tradable without restriction and will represent AeroGrow's "float" following the Offering.

      o 630,000 shares of Common Stock to be issued at the Closing of this Offering to holders of Convertible Notes in the principal amount of $1,890,000 who have elected to convert such notes at $3.00 per share, subject to the closing of the Merger and the Offering.

      o Approximately 1,553,214 shares of Common Stock underlying the Convertible Notes in the principal amount of $1,110,000, the Debt Warrants, the Conversion Warrants (when and if issued) and the Agent Debt Warrants (collectively, the "Convertible Note Shares"). The number of Convertible Note Shares may increase depending on whether holders of Convertible Note in the principal amount of $670,000 elect to extend the maturity of their notes from June 30, 2006 to December 31, 2006.

      o Up to 119,518 shares of Common Stock (if the Minimum Amount is raised) or 279,712 shares of Common Stock (if the Maximum Amount is raised) held by the Wentworth stockholders (other than KRM Fund).

      o Up to 200,000 shares of outstanding Common Stock or shares of Common Stock underlying outstanding warrants and options, or such greater number as determined by the Company and the Placement Agent. These shares of Common Stock may be freely tradable without restriction following the Offering depending on how long the holders thereof have held these shares.

      o The shares of Common Stock issued in the Offering and the shares of Common Stock underlying the Warrants and Agent Warrants issue in the Offering.

      Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund and Keating Securities, LLC, the registered broker-dealer affiliate of Keating Investments, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund, Keating Securities, LLC or Keating After Market Support, LLC and disclaims any beneficial interest in the shares of Wentworth's common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund, Keating Securities, LLC and Keating After Market Support, LLC disclaim any beneficial interest in the shares of Wentworth's common stock currently owned by Kevin R. Keating.

      The purpose of the Merger is to allow AeroGrow to be a "successor issuer" to Wentworth within the meaning of Rule 12(g)-3 under the Exchange Act. As a "successor issuer" AeroGrow will become a Section 12(g) reporting company under the Exchange Act and will assume the reporting obligations of Wentworth. As a result, the shares of common stock of AeroGrow shall be deemed automatically registered securities under Section 12(g) of the Exchange Act. Pursuant to the requirements of Rule 12(g)-3 under the Exchange Act, immediately following the effective time of the Merger, AeroGrow will prepare and file a current report on Form 8-K disclosing the completion of the Merger and the creation of AeroGrow as the "successor issuer."

      The officers and directors of AeroGrow shall continue to be the officers and directors of AeroGrow after the Merger.

      Under the Merger Agreement, Wentworth and AeroGrow have agreed to do certain things, some of which are conditions to the Merger. Each company is obligated to (a) obtain all necessary approvals, which includes approval by the stockholders of Wentworth, for the Merger, (b) give the other access to the records and personnel to complete due diligence review, (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger, (d) AeroGrow must deliver audited financial statements including a balance sheet as of December 31, 2004 and 2005 and statements of operations, stockholders' equity and cash flows for the years then ended, pro forma financial statements, and Form 10 information on AeroGrow, all of which then will be included in the required Form 8-K relating to the consummation of the transactions under the Merger Agreement to be filed at the closing of the Merger, and (e) neither party will solicit or initiate proposals from, provide information to or hold discussions with any party concerning any sale of assets or any material portion of any capital stock or any merger, consolidation, business combination, liquidation or similar transaction, subject to the fiduciary obligations of directors generally.

      In addition to the foregoing  conditions,  the Merger is conditioned  upon
(i) preparation, filing and mailing of a definitive 14C Information Statement by Wentworth, which was made on January 24, 2006, (ii) the approval by Wentworth's stockholders of the Merger Agreement and the transactions contemplated under the Merger Agreement, (iii) dissenters not exercising their appraisal rights in excess of 200,000 shares, (iv) AeroGrow being deemed a "successor issuer" under the Exchange Act, (v) the receipt of certain lock up agreements by KRM Fund and certain existing holders of AeroGrow's Common Stock, stock options and warrants,
(vi) execution and delivery of employment agreements with AeroGrow by Michael Bissonnette and certain other AeroGrow management members, (vii) the approval of an equity compensation plan by AeroGrow's stockholders, (viii) a minimum of $5,000,000 being subscribed for, and funded into escrow, by investors in this Offering, and (ix) the amendment of the terms and conditions of the Convertible Notes on a basis mutually acceptable to Wentworth and AeroGrow.

      Assuming all of the conditions have been satisfied, Wentworth and AeroGrow intend to file a Certificate of Merger with the Secretary of State of the State of Delaware and Articles of Merger with the Secretary of State of the State of Nevada promptly after the twentieth day after the date the 14C Information Statement was filed.

      As a further condition to closing of the Merger, Wentworth will have engaged Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of Wentworth's controlling stockholder, to act as a financial advisor in connection with the business combination between Wentworth and AeroGrow for which it will earn an advisory fee of $350,000 upon completion of the Merger. The advisory fee will be paid at the closing of the Merger. However, in the event the gross proceeds received under the Offering are less than $10,000,000, the advisory fee under the financial advisory agreement shall be zero.

      After the closing of the Merger, AeroGrow has agreed that, unless it has the consent of KRM Fund, it will not issue any securities for one year to its officers and directors or 10% or greater stockholders, consultants, service providers or other parties, except for issuances with respect to outstanding options, warrants and convertible securities and pursuant to existing obligations, grants pursuant to stock option and similar plans approved by the board and stockholders, capital raising requirements approved by the board, or third party, arms-length transactions. AeroGrow will be obligated to: (i) remain a 12(g) reporting company and comply with the reporting requirements under the Exchange Act, (ii) within forty-five days following the closing of the Merger, AeroGrow's board of directors shall satisfy the independence, audit and compensation committee and other corporate governance requirements under the Sarbanes-Oxley Act of 2002 (the "SOX Act"), the rules and regulations promulgated by the SEC, and the requirements of either Nasdaq or American Stock Exchange ("AMEX") as selected by AeroGrow, whether or not AeroGrow's Common Stock is listed or quoted, or qualifies for listing or quotation, on Nasdaq or AMEX, (iii) use its commercially reasonable efforts to obtain and maintain a quotation of its shares of AeroGrow Common Stock on the OTC BB or Nasdaq, and
(iv) within 30 days following the Closing, procure key man life insurance policies on certain officers of AeroGrow.

      Depending on the number of Units sold in the Offering, AeroGrow intends to use its commercially reasonable best efforts to have its shares of Common Stock commence quotation on either (i) Nasdaq Capital Markets ("Nasdaq"); or (ii) the Over-the-Counter Bulletin Board ("OTC BB"). However, there can be no assurance as to when and if the shares of Common Stock will become quoted on either Nasdaq or the OTC BB and, even if the shares of Common Stock are quoted on either venue, there can be no assurance that an active trading market will develop for such shares.

      Our board of directors has approved the Merger Agreement and the Merger and recommends that its stockholders approve it. The affirmative vote of the holders of a majority of the shares outstanding of Wentworth's Common Stock is required for approval of the Merger. The board of directors of AeroGrow has approved the Merger Agreement and the Merger, and the stockholders of AeroGrow are not required to approve the Merger Agreement and the Merger under Nevada General Corporation Law ("NGCL").

      On January 12, 2006, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of Wentworth Common Stock, representing approximately 94.9% of the outstanding voting securities of Wentworth, executed and delivered to Wentworth a written consent authorizing and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 94.9% of Wentworth's outstanding voting securities.

      Appraisal rights are available under the Delaware General Corporation Law for Wentworth stockholders in connection with the Merger. The procedure to exercise appraisal rights are set forth in the Schedule 14C definitive information statement filed by Wentworth with the SEC and mailed to Wentworth's stockholders on January 24, 2006, which is hereby incorporated by this reference

      The closing of the Merger will take place as soon as practicable (but in no event later than two business days) after all conditions to the Merger under the terms of the Merger Agreement have been satisfied or waived. Upon the satisfaction or waiver of such conditions, a Certificate of Merger will be filed with the Secretary of State of Delaware under the DGCL and with the Secretary of State of Nevada under the NGCL ("Effective Time"). Upon the filing of these documents, the Company will cease its corporate existence in the State of Delaware.

      The  Merger has been  structured  to  qualify  as a  reorganization  under
Section 368(a) of the Code for federal income tax purposes. The parties have not and do not intend to request an opinion of counsel. However, we believe the Merger will so qualify and that, for U.S. federal income tax purposes, no gain or loss will be recognized by our stockholders who receive AeroGrow Common Stock for their Wentworth Common Stock in connection with the Merger. The adjusted tax basis of each whole share of AeroGrow Common Stock received by a Wentworth stockholder as a result of the Merger will be the same as the stockholder's aggregate adjusted tax basis in the shares of his Wentworth Common Stock. A stockholder who holds Wentworth Common Stock will include in his holding period for AeroGrow Common Stock that he receives his holding period for the Wentworth Common Stock.

Business of Aero Grow International, Inc.
-----------------------------------------

      Aero Grow International, Inc. ("AeroGrow") was formed as a Nevada corporation on March 25, 2002. AeroGrow's principal business is researching, developing and marketing advanced indoor aeroponic garden systems designed and priced to appeal to the gardening, cooking and small kitchen appliance, healthy eating and home and office decor markets worldwide. Since formation, AeroGrow's principal activities have consisted of product research and development resulting in the filing of 12 patent applications, the development of two proprietary growing systems and 6 proprietary seed kits, research into the markets for AeroGrow's products and the best channels through which to sell them, business planning and raising the capital necessary to fund these activities.

      AeroGrow's principal products are "kitchen garden" indoor growing systems and proprietary seed kits that will allow consumers, with or without gardening experience, to easily grow cherry tomatoes, cilantro, chives, basil, dill, oregano, mint, flowers, chili peppers and lettuce throughout the year. AeroGrow's kitchen garden systems are designed to be simple, consistently successful and affordable. AeroGrow believes that its focus on the design and features of its kitchen garden systems will make them the first of their kind on the consumer market.

      AeroGrow has filed twelve patent applications in the United States and one international patent application to protect its core inventions. These include aeroponic technological advances described below as well as product, nutrient and seed pod inventions designed to enhance plant growth. Many of the patent-pending companion technologies are based on AeroGrow's innovations in the fields of biology, plant physiology, chemistry and adaptive learning computer science. In addition, AeroGrow has developed certain trade secrets which simplify, combine and integrate its core technologies into the AeroGrow indoor kitchen garden systems.

      AeroGrow believes that its inventions and combined technologies will allow almost anyone, from consumers who have no gardening experience to professional gardeners, to produce year-round harvests of cherry tomatoes, cilantro, chives, basil, dill, oregano, mint, flowers, chili peppers and lettuce provided in AeroGrow's seed kits regardless of season, weather or lack of natural light. AeroGrow believes that its kitchen garden systems' unique and attractive designs make them appropriate for use in almost any location including kitchens, bathrooms, living areas and offices.

      AeroGrow's basic kitchen garden system and deluxe kitchen garden system are projected to retail at prices ranging from $99 to $149 based on the channel of distribution in which they are sold and the specific product features provided. AeroGrow currently expects to market its deluxe kitchen garden system in the United States following completion of the Merger and the completion of a private placement offering by AeroGrow which is a condition of the Merger.

      The mailing address of AeroGrow's principal executive office is Aero Grow International, Inc., 900 28th Street, Suite 201, Boulder, Colorado 80303, and its telephone number is (303) 444-7755.

Risk Factors Related to AeroGrow's Business
-------------------------------------------

      You should carefully consider the following risk factors, together with all of the other information included in this Report.

BECAUSE AEROGROW HAS A LIMITED OPERATING HISTORY, AEROGROW MAY NOT BE ABLE TO SUCCESSFULLY MANAGE ITS BUSINESS OR ACHIEVE PROFITABILITY.

      AeroGrow is a development stage company. AeroGrow has a limited operating history upon which you can base your evaluation of its prospects and the potential value of its common stock. AeroGrow is just now starting to produce its garden systems and seed kits. AeroGrow is confronted with the risks inherent in a start-up, development stage company, including difficulties and delays in connection with the production and sales of its kitchen garden systems, operational difficulties and its potential under-estimation of production and administrative costs. If AeroGrow cannot successfully manage its business, AeroGrow may not be able to generate future profits and may not be able to support its operations.

AEROGROW IS IN THE EARLY STAGES OF ITS DEVELOPMENT, HAS INCURRED SUBSTANTIAL LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

      Since AeroGrow commenced its operations in 2002, AeroGrow has incurred substantial operating losses. For the year ended December 31, 2004, AeroGrow had net losses of $2,389,044 and for the year ended December 31, 2003, AeroGrow had net losses of $1,159,535. For the nine months ended September 30, 2005 and 2004, AeroGrow had net losses of $5,180,328 and $1,389,400, respectively. AeroGrow's losses from operations have resulted in an accumulated deficit of $9,325,120 at September 30, 2005. AeroGrow expects that its operating expenses will outpace revenues for the near future and result in continued losses. The success of its business will depend on its ability to introduce and sell its kitchen garden systems to consumers, develop new product extensions and applications and raise additional capital for operations, future expanded marketing and further product development. You should consider the costs and difficulties frequently encountered by companies in their early stages of launching a product and establishing a market presence. There is no assurance that AeroGrow will ever obtain profitability which may lead to the entire loss of your investment.

IF AEROGROW'S KITCHEN GARDEN SYSTEMS FAIL TO PERFORM PROPERLY, ITS BUSINESS COULD SUFFER WITH INCREASED COSTS AND REDUCED INCOME.

      Although AeroGrow has been internally testing its products in its laboratories and with users for three years, its products may fail to meet consumer expectations. AeroGrow has had no experience in returns and has not yet determined the form of warranties AeroGrow will grant for its products. AeroGrow may be required to replace or repair products or refund the purchase price to consumers. Failure of AeroGrow's products to meet expectations could:

      o     damage its reputation,
      o     decrease sales,
      o     incur costs related to returns and repairs,
      o     delay market acceptance of its products,
      o     result in unpaid accounts receivable, and
      o     divert its resources to remedy the malfunctions.

AEROGROW MAY NEED ADDITIONAL CAPITAL TO FUND ITS GROWTH.

      AeroGrow anticipates that the proceeds from the Offering will be adequate to satisfy its capital requirements for the next 12 to 18 months if the gross proceeds are at least $10,000,000 and none of the Convertible Notes are repaid in cash. If all of the Convertible Notes are converted, AeroGrow anticipates that $10,000,000 of gross proceeds from the Offering will satisfy its capital requirements for up to an additional six months. However, AeroGrow may require additional capital to support its growth and cover operational expenses as AeroGrow expands its marketing and product development. To do this AeroGrow may need to issue equity, debt or securities convertible into equity which will dilute your stock ownership in AeroGrow following the Merger. If the gross proceeds from the Offering are less than $10,000,000 and AeroGrow cannot obtain additional financing on reasonable terms, AeroGrow may not have sufficient capital to operate its business as planned and would have to modify its business plan or curtail some or all of its operations.

IF THE HOLDERS OF AEROGROW'S CONVERTIBLE NOTES CHOOSE REPAYMENT INSTEAD OF CONVERSION OR THE EXTENSION OF MATURITY, AEROGROW WILL NOT BE ABLE TO IMPLEMENT ITS FULL PLAN OF OPERATION.

      Subject to completion of the Merger and the Offering, as of January 31, 2006, AeroGrow's convertible notes with an aggregate principal amount of $670,000 are repayable on demand at any time after June 30, 2006, unless converted into shares of AeroGrow's common stock or unless the maturity is extended until December 31, 2006. In addition, $440,000 of principal amount will be repayable on December 31, 2006 unless converted. If these holders choose to demand payment rather than converting their notes to common stock or do not elect to extend the maturity until December 31, 2006, up $1,110,000 principal and related interest may be paid from the net proceeds of the Offering. If such holders choose not to convert or extend the maturity, AeroGrow would use a portion of the net proceeds from the Offering to repay the convertible notes instead of funding its full plan of operations and AeroGrow may not be able to maximize revenues or profitability. There is no assurance that these holders will accept AeroGrow's modification proposal to convert or extend the maturity to December 31, 2006.

AEROGROW'S INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS GIVE IT ONLY LIMITED PROTECTION AND CAN BE EXPENSIVE TO DEFEND.

      AeroGrow's ability to produce and sell kitchen garden systems depends in part on securing patent protection for the components of its systems, maintaining various trademarks and protecting its operational trade secrets. To protect its proprietary technology, AeroGrow relies on a combination of patents pending (and if granted, patents), trade secrets and non-disclosure agreements, each of which affords only limited protection. AeroGrow owns the rights to thirteen United States patent applications and one foreign patent application. However, these patent applications may not result in issued patents and even issued patents may be challenged. AeroGrow plans to begin selling its kitchen garden systems prior to receiving issued patents relating to its patent applications. All of AeroGrow's intellectual property rights may be challenged, invalidated or circumvented. Claims for infringement may be asserted or prosecuted against AeroGrow in the future and AeroGrow may not be able to protect its patents, if any are obtained, and intellectual property rights against others. AeroGrow's former employees or consultants may violate their non-disclosure agreements with AeroGrow, leading to a loss of proprietary intellectual property. AeroGrow also could incur substantial costs to assert its intellectual property or proprietary rights against others.

AEROGROW MIGHT NOT BE ABLE TO HIRE AND RETAIN PERSONNEL WITH THE APPROPRIATE EXPERIENCE AND TALENT TO BUILD ITS SALES AND MARKETING CAPABILITY WHICH WILL NEGATIVELY AFFECT FUTURE REVENUE.

      AeroGrow intends to hire sales and marketing personnel with some of the net proceeds from the Offering. If AeroGrow is unable to identify, hire or retain qualified sales and marketing personnel, AeroGrow will not be able to achieve future revenue.

AEROGROW CURRENTLY DOES NOT HAVE A COMPLETE MANAGEMENT TEAM AND THE LOSS OF KEY MEMBERS OF ITS MANAGEMENT COULD ADVERSELY AFFECT ITS BUSINESS.

      AeroGrow currently does not have a complete management team. Randy Seffren, its chief marketing officer, and Jerry Gutterman, its chief financial officer, serve as consultants or independent contractors rather than as AeroGrow employees. AeroGrow may not be able to hire qualified managers at budgeted compensation levels and its current consultants and independent contractors may not continue to work for AeroGrow. AeroGrow's business depends on continuing to receive the services and performance of W. Michael Bissonnette, its chief executive officer, Mr. Seffren, Mr. Gutterman and other key members of its management team. AeroGrow does not yet have any life insurance on any of its management team members. If any of its key persons dies, resigns or becomes unable to continue in his present role and an adequate replacement is not obtained in a timely manner, its business operations could be materially adversely affected. AeroGrow's officers and directors are also officers and directors of other companies or serve AeroGrow on a part-time basis, and there is no guarantee they will spend substantial portions of their time working for AeroGrow. To the extent that they devote their time to other endeavors and not to AeroGrow, its business could be adversely affected.

AEROGROW'S FUTURE DEPENDS ON THE FINANCIAL SUCCESS OF ITS KITCHEN GARDEN SYSTEMS. SINCE AEROGROW IS INTRODUCING ENTIRELY NEW PRODUCTS WITHOUT COMPARABLE SALES HISTORY, AEROGROW DOES NOT KNOW IF ITS KITCHEN GARDEN SYSTEMS AND SEED KITS WILL GENERATE WIDE ACCEPTANCE BY CONSUMERS.

      AeroGrow is introducing its kitchen garden systems and seed kits as new products to consumer markets unfamiliar with their use and benefits. AeroGrow does not know whether its products will generate widespread acceptance. If consumers do not purchase its products, AeroGrow will not be profitable and you may lose all of your investment. You must consider AeroGrow's prospectus in light of the risks, expenses and challenges of attempting to introduce new products with unknown consumer acceptance.

AEROGROW'S MARKETING STRATEGIES MAY NOT BE SUCCESSFUL WHICH WOULD ADVERSELY AFFECT ITS FUTURE REVENUES AND PROFITABILITY.

      AeroGrow's revenues and future depend on the successful marketing of its kitchen garden systems. AeroGrow cannot assure you that consumers will be interested in purchasing its products. AeroGrow initially plans to use direct marketing to sell its products via television commercials, infomercials, magazine and newspaper advertising and the Internet. Its infomercials and commercials may not generate sufficient income to continue to air them. If AeroGrow's marketing strategies fail to attract customers, its product sales will not produce future revenues sufficient to meet its operating expenses or fund its future operations. If this occurs, AeroGrow's business may fail and you may lose your entire investment.

AEROGROW'S CURRENT OR FUTURE MANUFACTURERS COULD FAIL TO FULFILL AEROGROW'S ORDERS FOR KITCHEN GARDEN SYSTEMS WHICH WOULD DISRUPT ITS BUSINESS, INCREASE ITS COSTS AND COULD POTENTIALLY CAUSE IT TO LOSE ITS MARKET.

      AeroGrow will initially depend on one contract manufacturer in China to produce its kitchen garden systems. To date AeroGrow has received only limited quantities of finished products and does not yet have an operating history that demonstrates that this manufacturer can produce its kitchen garden systems in a timely manner or in sufficient volumes. The manufacturer may also fail to produce the kitchen garden system to AeroGrow's specifications or in a workmanlike manner and may not deliver the systems on a timely basis. AeroGrow is in the process of identifying other manufacturers in China to assure them of an alternative source of supply. Any change in manufacturers could disrupt its business due to delays in finding a new manufacturer, providing specifications and testing initial production. A new manufacturer must also obtain an inventory of necessary parts and tools for production. AeroGrow owns the tools used by its Chinese manufacturer. AeroGrow's manufacturer operates in a foreign country and may be subject to business, political, currency and regulatory risks outside the control of AeroGrow that may affect its ability to fulfill AeroGrow's orders for kitchen garden systems.

AN ACTIVE TRADING MARKET FOR AEROGROW'S COMMON STOCK MAY NOT DEVELOP OR BE SUSTAINED.

      Depending on the number of Units sold in the Offering, AeroGrow intends to use its commercially reasonable best efforts to have its shares of Common Stock commence quotation on either (i) Nasdaq Capital Markets ("Nasdaq"); or (ii) the Over-the-Counter Bulletin Board ("OTC BB"). However, there can be no assurance as to when and if the shares of Common Stock will become quoted on either Nasdaq or the OTC BB and, even if the shares of Common Stock are quoted on either venue, there can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, you may have limited liquidity and may be forced to hold your shares of AeroGrow's common stock for an indefinite period of time. Further, the prices and volume of trading in AeroGrow's common stock may be adversely affected if its securities are not listed or quoted.

THE OFFERING PRICE OF AEROGROW'S COMMON STOCK IN CONNECTION WITH THE OFFERING IS ARBITRARY AND AS A RESULT THE STOCK PRICE MAY DECLINE AFTER THE MERGER.

      The offering price of AeroGrow's common stock in the Offering was determined by negotiations between AeroGrow and its Placement Agent and was not based on any objective criteria of value. These prices bear no relationship to AeroGrow's assets, net worth, book value (loss) per share or net loss. Accordingly, AeroGrow's stock price may suffer a decline after the Merger.

IF AN EXEMPTION FROM REGISTRATION ON WHICH AEROGROW HAS RELIED ON FOR ANY OF ITS PAST OFFERINGS OF COMMON STOCK OR WARRANTS WERE LATER CHALLENGED LEGALLY, ITS PRINCIPALS MAY HAVE TO EXPEND TIME DEFENDING CLAIMS AND AEROGROW WOULD THEN RISK PAYING EXPENSES FOR DEFENSE, RESCISSION AND/OR REGULATORY SANCTIONS.

      To raise working capital, AeroGrow offered common stock and warrants in private transactions that AeroGrow believed to be exempt from registration under the Securities Act of 1933, as amended, and state securities laws. In 2004 AeroGrow also conducted a state registered offering in Colorado of common stock and warrants intended to be exempt from registration under the Securities Act of 1933, as amended, as an intrastate offering. In the event that one or more investors seeks rescission, with resulting return of investment funds and interest at a market rate, or that state or federal regulators seeks sanctions against AeroGrow or its principals, AeroGrow would spend time and financial resources, including some of the net proceeds of the Offering, to pay expenses for defense, rescission awards or regulatory sanctions. The use of funds would reduce the capital available to implement its full plan of operation.

THERE MAY BE SUBSTANTIAL SALES OF AEROGROW'S COMMON STOCK BY EXISTING STOCKHOLDERS AND BY THE SELLING SECURITY HOLDERS WHO PURCHASE SHARES OF
AEROGROW'S COMMON STOCK IN THE OFFERING WHICH COULD CAUSE THE PRICE OF AEROGROW'S STOCK TO FALL.

      Future sales of substantial amounts of AeroGrow's common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of your investment in AeroGrow's common stock and its ability to raise equity capital in the future. As of January 31, 2006, without giving effect to the Offering, AeroGrow had 6,270,740 shares of common stock outstanding, of which 544,228 shares may be sold immediately after the Merger without restriction. Of the remaining shares, (i) 630,000 shares issued upon conversion of the Convertible Notes will be subject to registration rights, (ii) 757,832 shares were issued during 2005 and are considered "restricted" shares under Rule 144, and (iii) 4,338,680 shares have been held more than one year and may be transferred and sold, subject to the restrictions under Rule 144 and further subject to lock-up agreements for periods of 12 to 18 months, except for up to 200,000 shares (or such greater number as determined by AeroGrow and the Placement Agent) which may be excluded from the lock up requirement. The shares of AeroGrow's common stock underlying the Convertible Notes, Debt Warrants and Conversion Warrants are required to be registered for resale by AeroGrow following the Merger and will not be subject to lock up restrictions. As part of the Offering, AeroGrow has agreed to register for resale the shares of Common Stock issued to Investors in this Offering (together with the shares of Common Stock underlying the Warrants issued in the Offering) on a registration statement to be filed with the SEC. In the event such registration statement is filed, the shares of Common Stock issued to the Wentworth's stockholders in connection with the Merger will also be included on such registration statement. There can be no assurance that the shares of Common Stock subject to registration rights will become registered under the Securities Act. The sales of

AeroGrow common stock by these stockholders having registration rights or even the appearance that such holders may make such sales once a registration statement becomes effective may depress any trading market that develops before investors in the Offering are able to sell the Common Stock received in the Offering.

      AEROGROW'S OUTSTANDING WARRANTS, OPTIONS AND CONVERTIBLE NOTES, AND ADDITIONAL FUTURE OBLIGATIONS TO ISSUE AEROGROW SECURITIES TO VARIOUS PARTIES, MAY DILUTE THE VALUE OF YOUR INVESTMENT AND MAY ADVERSELY AFFECT AEROGROW'S ABILITY TO RAISE ADDITIONAL CAPITAL.

      As of January 31, 2006, AeroGrow had committed to issue up to 2,717,546 additional shares of Common Stock under the terms of outstanding convertible notes, warrants, options and other arrangements. There are warrants and options outstanding that can be exercised for 1,126,128 shares of its common stock at exercise prices ranging from $0.005 to $15.00 per share. There are also 125,714 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $440,000 at a conversion price of $3.50 by holders who have elected to extend the maturity of their notes to December 31, 2006, subject to the closing of the Merger and the Offering, and 167,500 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $670,000 at a conversion price of $4.00 by holders who have not elected to extend the maturity of their notes beyond June 30, 2006. There are 600,000 shares of common stock issuable upon exercise of outstanding warrants held by the initial holders of the Convertible Notes with exercise price of $5.00 per share. There are 378,000 shares of common stock issuable upon exercise of warrants, at an exercise price of $6.00 per share, that will be issued to holders that have elected to convert notes in the principal amount of $1,890,000, subject to the closing of the Merger and the Offering. There are 222,000 shares of common stock issuable upon the exercise of warrants to be issued upon conversion of Convertible Notes in the principal amount of $1,110,000 at an exercise price of $6.00 per share. There are 60,000 shares of common stock issuable upon exercise of outstanding warrants issued to Placement Agent with exercise price of $6.00 per share. AeroGrow also has commitments to issue up to 38,204 shares of common stock under certain Equity Commitments.

      AeroGrow has historically issued shares of its common stock or granted stock options to employees, consultants and vendors as a means to conserve cash, and AeroGrow will continue to grant additional shares of stock and issue stock options in the future. AeroGrow will be able to issue an additional 1,505,000 shares of common stock under its 2005 equity compensation plan (less 236,796 shares that were issued during 2005 under the plan, options to purchase 28,401 shares that were granted during 2005 under the plan and remain outstanding, and 38,204 shares under the Equity Commitments that are expected to be issued under the plan).

      For the length of time these notes, warrants and options are outstanding, the holders will have an opportunity to profit from a rise in the market price of AeroGrow's common stock without assuming the risks of ownership. This may adversely affect the terms upon which AeroGrow can obtain additional capital. The holders of such derivative securities would likely exercise or convert them at a time when AeroGrow would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the notes, warrants or options.

Wentworth Employees
-------------------

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

Risk Factors Related to Wentworth
---------------------------------

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

      3. Possible Business - Not Identified and Highly Risky. Except for our pending merger with AeroGrow, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except for our pending merger with AeroGrow, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

      Prior to June 10, 2004, we used the office of our President, Kevin R. Keating, at no cost to us. From June 10, 2004 to December 31, 2005, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month. The sole member and manager of Vero is Kevin R. Keating.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On October 28, 2005, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of Wentworth Common Stock, representing approximately 94.9% of the outstanding voting securities of Wentworth, executed and delivered to Wentworth a written consent authorizing and approving the Merger with Eneco. Effective January 3, 2006, we terminated the Eneco Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 1, 2006.

      On January 12, 2006, four stockholders who, in the aggregate, are the record owners of 3,558,000 shares of Wentworth Common Stock, representing approximately 94.9% of the outstanding voting securities of Wentworth, executed and delivered to Wentworth a written consent authorizing and approving the Merger with AeroGrow. Accordingly, the AeroGrow Merger has been approved by holders representing approximately 94.9% of Wentworth's outstanding voting securities.

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

      As of December 31, 2005, we had 3,750,000 shares of our common stock outstanding. There were 6 holders of record of our common stock at December 31, 2005. Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

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

Recent Sales of Unregistered Securities.
----------------------------------------

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

Forward-Looking Statements
--------------------------

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

Plan of Operations
------------------

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

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2005 AS COMPARED WITH DECEMBER 31, 2004

      Since inception, the Company has had no activities that produced revenues from operations.

      For the year ended December 31, 2005, the Company had a net loss of $(40,708), as compared with a net loss of $(143,353) for the year ended December 31, 2004. In 2004, the Company incurred $67,500 in non-cash compensation expense, as well as increased legal and professional fees related to the filing of Form 10-SB and Forms 10-QSB.

Liquidity and Capital Resources
-------------------------------

      A summary of the Company's operating, investing and financing activities is as follows:

                                                    2005                 2004
                                                  ---------           ----------

         Cash flows from:
         Operating activities                     $ (29,333)          $ (93,413)
         Investing activities                            --                  --
         Financing activities                        25,510             100,510

      The Company's total assets as December 31, 2005 are $3,274, which is comprised of cash. The Company's current liabilities are $62,451. The Company's outstanding debt consists of a note payable to its shareholder which is due upon the successful completion of a reverse merger transaction. In addition, the Company has accrued expenses and accounts payable to legal and accounting professionals and consultants. As of December 31, 2005, the Company had a deposit liability for $25,000 representing a non-refundable deposit which it received in connection with the proposed merger with Eneco. The merger with Eneco was terminated on January 3, 2006 and the deposit was retained by the Company for transaction and maintenance expenses incurred. Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

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

Critical Accounting Policies
----------------------------

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

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

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

           NAME              AGE                 POSITION               TERM
  ---------------------   ---------  -------------------------    --------------
   Kevin R. Keating (1)      65      President, Treasurer,            1 Year
                                     Secretary and Director

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

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

      Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics
--------------

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees
------------------------------------------------------

      Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

      The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. The Company does not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Kevin R. Keating, who is also our sole officer acting as President, Secretary and Treasurer. We have no employees, and any compensation for our directors and officers must be approved by our Board of Directors.

      The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest
---------------------

      Certain conflicts of interest existed at December 31, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

      As a result of the change of control of the Company and its plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee. Kevin R. Keating, our sole officer and director, is the father of Timothy J. Keating, the Managing Member of KRM Fund. Kevin R. Keating has no ownership interest in KRM Fund and exercises no control over KRM Fund. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KRM Fund.

Section 16(a) Beneficial Ownership Reporting
--------------------------------------------

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

                                                                               Long Term Compensation
                                                                        -------------------------------------
                                         Annual Compensation                    Awards              Payouts
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
        and                                                Annual         Stock       Options/       LTIP          All Other
      Principal                               Bonus     Compensation     Award(s)     SARs (#) (2)  Payouts      Compensation
      Position          Year    Salary ($)     ($)           ($)           ($)                        ($)            ($)
------------------------------------------------------------------------------------------------------------------------------
Kevin R. Keating        2005       $0          $0            $0            N/A            N/A         N/A            N/A
(Pres., Secr., and
Treas.) (1)             2004       $0          $0            $0            N/A            N/A         N/A          $30,900

                        2003       $0          $0            $0            N/A            N/A         N/A            N/A
------------------------------------------------------------------------------------------------------------------------------

      (1) On January 7, 2004, the Company issued Mr. Keating 618,000 shares of its common stock in consideration for services rendered by him, valued at $30,900.

      There was no compensation paid to Kevin R. Keating during 2005 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended December 31, 2005, and no options were exercised by Kevin R. Keating during the fiscal year ended December 31, 2005.

      We did not pay any compensation to any director in 2003, 2004 and 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2005, 3,750,000 shares of our common stock were outstanding.

----------------------------------------------------------------------------------------------------------------------
                  Name                     Number of Shares Beneficially Owned            Percent of Shares
----------------------------------------------------------------------------------------------------------------------
Kevin R. Keating                                         743,000                                19.8%
936A Beachland Blvd., Suite 13
Vero Beach, Florida 32963 (1), (2), (3)
----------------------------------------------------------------------------------------------------------------------
Spencer I. Browne                                        565,000                                15.1%
c/o 936A Beachland Blvd., Suite 13
Vero Beach, Florida 32963 (1)
----------------------------------------------------------------------------------------------------------------------
Bertrand T. Ungar                                        192,000                                5.1%
1362 South Elizabeth
Denver, Colorado 80210 (1), (4)
----------------------------------------------------------------------------------------------------------------------
Garisch Financial, Inc.                                  250,000                                6.7%
c/o Frederic M. Schweiger, President
1753 Park Ridge Pointe
Park Ridge, Illinois 60068 (1), (5)
----------------------------------------------------------------------------------------------------------------------
Keating Reverse Merger Fund, LLC                        2,000,000                               53.3%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111 (6)
----------------------------------------------------------------------------------------------------------------------
All  Executive  Officers and Directors as                743,000                                19.8%
a group (one person)
----------------------------------------------------------------------------------------------------------------------

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

      (5) Frederic M. Schweiger is the sole officer, director and stockholder of Garisch Financial, Inc. and exercises voting and dispositive power of such shares held by Garisch Financial, Inc.

      (6) Timothy J. Keating exercises voting and dispositive power of the shares held by Keating Reverse Merger Fund, LLC. Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating.

      Messrs. Kevin R. Keating, Spencer I. Browne and Bertrand T. Ungar had granted Keating Reverse Merger Fund, LLC an option to acquire an aggregate of 1,000,000 shares, owned by them, until January 30, 2005 at a aggregate purchase price of $125,000. This option expired unexercised.

      We are presently a "shell" company whose business plan and purpose is to engage in a merger or acquisition with an unidentified operating company. Each of our shareholders may be deemed promoters and/or affiliates of the Company. As promoters and/or affiliates of the Company, the resale of our shares owned by each shareholder will be restricted and such shares may only be sold by them and their transferees through a registration under the Securities Act. Further, resale of such shares by our shareholders or their transferees under Rule 144 would not be available either before or after a business combination with an operating company or other person. We have agreed to grant each of our shareholders "piggyback" registration rights to allow them to include their shares in a registration statement we file for the public offering of our securities in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2002, the Company borrowed a total of $8,500 from Kevin R. Keating, its president. The amount loaned plus interest at 6% is due and payable upon the completion of a business combination. For the years ended December 31, 2005 and 2004, interest on this loan of $510 each year is included in operations. At December 31, 2005, the principal balance of this loan together with accrued interest totals $10,290.

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

      On June 10, 2004, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the year ended December 31, 2005 and 2004, a total of $12,000 and $7,000, respectively, is included in results of operations as a result of this agreement.

      Wentworth has engaged Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of Wentworth's controlling stockholder, to act as a financial advisor in connection with the business combination between Wentworth and AeroGrow for which it will earn an advisory fee of $350,000 upon completion of the Merger. The advisory fee will be paid at the closing of the Merger. However, in the event the gross proceeds received under the Offering are less than $10,000,000, the advisory fee under the financial advisory agreement shall be zero.

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

      On January 4, 2006, the Company filed a Current Report on Form 8-K dated January 3, 2006 announcing the termination of the Agreement and Plan of Merger between the Company and Eneco, Inc.

      On January 13, 2006, the Company filed a Current Report on Form 8-K dated January 12, 2006 announcing the execution of the Agreement and Plan of Merger between the Company and Aero Grow International, Inc. This report includes a copy of the Agreement and Plan of Merger as Exhibit 2.2, a description of AeroGrow's business and risk factors affecting AeroGrow's business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

      The aggregate fees billed by Hein & Associates LLP for the audits of Wentworth I, Inc.'s annual financial statements for the years ended December 31, 2005 and 2004, the reviews of Wentworth I, Inc.'s quarterly financial statements included in Forms 10-QSB for the corresponding quarterly periods or the services that are normally provided by in connection with statutory and regulatory filings or engagements for those fiscal years totaled $15,146 and $8,800, respectively.

(2) AUDIT-RELATED FEES

      The aggregate fees billed by Hein & Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of Wentworth I, Inc.'s financial statements that are not included in the "Audit Fees" described above totaled approximately $0 and $0 for December 31, 2005 and 2004, respectively.

(3) TAX FEES

      The aggregate fees billed by Hein & Associates LLP in fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning were $0 and $2,500, respectively, and consisted primarily of services with respect to the preparation of Federal and State income tax returns, advice with regard to Federal and State income tax audits and income tax planning.

(4) ALL OTHER FEES

      The aggregate fees billed by Hein & Associates LLP billed in the years ended December 31, 2005 and 2004, other than for the services reported in "Audit Fees," "Audit Related Fees" or "Tax Fees," described above were $0 and $0, respectively.

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

                                       WENTWORTH I, INC.


Date: February 22, 2006                By: /s/ Kevin R. Keating
                                           ----------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 22, 2006.

Signatures                                           Title

/s/ Kevin R. Keating                   President (Principal Executive Officer),
----------------------                 Treasurer, Secretary (Principal Financial
                                       and Accounting Officer) and Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE

Report of Independent Registered Public Accounting Firm..............................................................F-1

Balance Sheet - As of December 31, 2005..............................................................................F-2

Statements of Operations - For the Years Ended December 31, 2005 and 2004,
     and for the Period from March 6, 2001 (Date of Inception) to December 31, 2005..................................F-3

Statement of Changes in Stockholders' Equity (Deficit) - For the Period from March 6, 2001
     (Date of Inception) to December 31, 2005........................................................................F-4

Statements of Cash Flows - For the Year Ended December 31, 2005 and 2004,
     and for the Period from March 6, 2001 (Date of Inception) to December 31, 2005..................................F-5

Notes to Financial Statements........................................................................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Wentworth I, Inc.
Vero Beach, Florida

We have audited the balance sheet of Wentworth I, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth I, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The financial statements of Wentworth I, Inc. for the period from March 6, 2001 to December 31, 2001 were audited by other auditors, whose report dated February 12, 2002, expressed an unqualified opinion on those statements. We have audited the combination in the accompanying statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from March 6, 2001 (inception) to December 31, 2001 into the period from March 6, 2001 to December 31, 2005. In our opinion, such financial statements have been properly combined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited assets at December 31, 2005 and has suffered recurring losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP


Denver, Colorado

February 10, 2006

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      As of
                                DECEMBER 31, 2005

ASSETS
   Current Assets
         Cash                                                        $    3,274
                                                                     ----------

         Total Current Assets                                             3,274
                                                                     ----------

             Total Assets                                            $    3,274
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
         Accounts payable                                            $   12,800
         Accrued expenses                                                12,500
         Deposit liability                                               25,000
         Due to officer                                                  10,290
         Due to stockholder                                               1,861
                                                                     ----------

         Total Current Liabilities                                       62,451

   Stockholders' Deficit
         Preferred stock undesignated; $0.01 par value,
            10,000,000 shares authorized, no shares issued
            or outstanding                                                   --
         Common stock; $0.01 par value, 40,000,000
            shares authorized, 3,800,000 shares issued,
            and 3,750,000 outstanding                                    38,000
         Additional paid in capital                                     168,697
         Less Treasury Stock (50,000 shares)                            (45,000)
         Deficit accumulated during the development stage              (220,874)
                                                                     ----------

         Total Stockholders' Deficit                                    (59,177)
                                                                     ----------

            Total Liabilities and Stockholders' Deficit              $    3,274
                                                                     ==========

    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                    March 6, 2001
                                                    For the Year    For the Year     (Inception)
                                                       Ended           Ended          Through
                                                    December 31,    December 31,    December 31,
                                                        2005            2004            2005
                                                    ------------    ------------    ------------
Interest and Dividend Income                        $         --    $         --    $        100

Operating Expenses:
       Legal and accounting expenses                      22,486          42,521          91,757
       Franchise taxes                                       150           3,667           8,466
       Other general and administrative expenses          18,072          97,165         120,751
                                                    ------------    ------------    ------------

Total Operating Expenses                                  40,708         143,353         220,974
                                                    ------------    ------------    ------------

Net Loss                                            $    (40,708)   $   (143,353)   $   (220,874)
                                                    ============    ============    ============

Net loss per share, basic and diluted               $      (0.01)   $      (0.06)
                                                    ============    ============

Weighted average number of shares
       Outstanding, basic and diluted                  3,750,000       2,318,442
                                                    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD OF MARCH 6, 2001 (INCEPTION) TO DECEMBER 31, 2005



                                                                                                               Additional
                                                            Common  Stock                     Treasury           Paid-in
                                                               Shares        Amount            Stock             Capital
                                                            ------------  -----------        ----------        ------------
Issuance of common stock for cash at $0.05 per share           150,000    $    1,500         $       --        $    6,000
Issuance of common stock at $1.00 per share, net
     of $30,803 of related costs                                50,000           500                 --            18,697
Net loss for the period from March 6, 2001 (date of
     inception) to December 31, 2001                                --            --                 --                --
                                                            ----------    ----------         ----------        ----------
Balance, December 31, 2001                                     200,000         2,000                 --            24,697

Net loss for the year ended December 31, 2002                       --            --                 --                --
                                                            ----------    ----------         ----------        ----------
Balance, December 31, 2002                                     200,000         2,000                 --            24,697

Escrow refund, February 12, 2003                               (50,000)           --            (45,000)               --
Net loss for the year ended December 31, 2003                       --            --                 --                --
                                                            ----------    ----------         ----------        ----------
Balance, December 31, 2003                                     150,000         2,000            (45,000)           24,697

Stock issued for cash at $0.05 per share, January 7, 2004      500,000         5,000                 --            20,000
Stock issued for services at $0.05 per share,
     January 7, 2004                                         1,350,000        13,500                 --            54,000
Stock issued for cash at $0.05 per share, October 18,2004    1,500,000        15,000                 --            60,000
Stock issued for services at $0.05 per share,
     October 18, 2004                                          250,000         2,500                 --            10,000
Net loss for the year ended December 31, 2004                       --            --                 --                --
                                                            ----------    ----------         ----------        ----------
Balance, December 31, 2004                                   3,750,000        38,000            (45,000)          168,697

Net loss for the year ended December 31, 2005                       --            --                 --                --
                                                            ----------    ----------         ----------        ----------
Balance, December 31, 2005                                   3,750,000    $   38,000         $  (45,000)       $  168,697
                                                            ==========    ==========         ==========        ==========

                                                              Deficit
                                                            Accumulated
                                                             During the           Total
                                                            Development        Stockholders'
                                                               Stage          Equity (Deficit)
                                                            ------------      ----------------
Issuance of common stock for cash at $0.05 per share        $       --        $    7,500
Issuance of common stock at $1.00 per share, net
     of $30,803 of related costs                                    --            19,197
Net loss for the period from March 6, 2001 (date of
     inception) to December 31, 2001                            (9,958)           (9,958)
                                                            ----------        ----------
Balance, December 31, 2001                                      (9,958)           16,739

Net loss for the year ended December 31, 2002                  (18,474)          (18,474)
                                                            ----------        ----------
Balance, December 31, 2002                                     (28,432)           (1,735)

Escrow refund, February 12, 2003                                    --           (45,000)
Net loss for the year ended December 31, 2003                   (8,381)           (8,381)
                                                            ----------        ----------
Balance, December 31, 2003                                     (36,813)          (55,116)

Stock issued for cash at $0.05 per share, January 7, 2004           --            25,000
Stock issued for services at $0.05 per share,
     January 7, 2004                                                --            67,500
Stock issued for cash at $0.05 per share, October 18,2004           --            75,000
Stock issued for services at $0.05 per share,
     October 18, 2004                                               --            12,500
Net loss for the year ended December 31, 2004                 (143,353)         (143,353)
                                                            ----------        ----------
Balance, December 31, 2004                                    (180,166)          (18,469)

Net loss for the year ended December 31, 2005                  (40,708)          (40,708)
                                                            ----------        ----------
Balance, December 31, 2005                                  $ (220,874)       $  (59,177)
                                                            ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                        March 6, 2001
                                                      For the Year     For the Year     (Inception)
                                                         Ended            Ended           Through
                                                      December 31,     December 31,     December 31,
                                                          2005             2004             2005
                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $    (40,708)    $   (143,353)    $   (220,874)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Stock issued for services                                --           80,000           80,000
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable              11,375           (4,060)          12,800
       Increase (decrease) in accrued expenses                  --          (26,000)         (12,500)
                                                      ------------     ------------     ------------
Net cash used in operating activities                      (29,333)         (93,413)        (140,574)

CASH FLOWS FROM INVESTING ACTIVITIES                            --               --               --
                                                      ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of common stock                   --          100,000          157,500
   Deposit liability                                        25,000               --           25,000
   Payment of offering costs                                    --               --           (5,803)
   Loan from stockholder                                        --               --            1,861
   Loan from officer                                           510              510           10,290
   Redemption of common stock with restricted cash              --               --          (45,000)
                                                      ------------     ------------     ------------
Net cash flows provided by financing activities             25,510          100,510          143,848
                                                      ------------     ------------     ------------

Net increase (decrease) in cash                             (3,823)           7,097            3,274

Cash and cash equivalents, beginning of period               7,097               --               --
                                                      ------------     ------------     ------------

Cash and cash equivalents, end of period              $      3,274     $      7,097     $      3,274
                                                      ============     ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITY:
   Expenses accrued for offering costs                $         --     $         --     $     25,000
                                                      ============     ============     ============

    The accompanying notes are an integral part of the financial statements.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND GOING CONCERN

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

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND GOING CONCERN (continued)

        The Company has no revenue to date and has incurred operating losses of $ 220,874 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2005 and 2004 and for the period from March 6, 2001 (inception) to December 31, 2005, the Company's comprehensive loss was the same as its net loss.

        Stock Compensation for Services Rendered - The Company has issued shares of common stock in exchange for services rendered. The costs of services are valued according to generally accepted accounting principles at fair value and are charged to operations.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Recently Issued Accounting Pronouncements

        Statement No. 123R  Accounting for Stock-Based Compensation

        In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period.

        Statement No. 154  Accounting Changes and Error Corrections

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

        The adoption of these new  Statements is not expected to have a material
        effect  on  the  Company's  current  financial   position,   results  or
        operations, or cash flows.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

        The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At December 31, 2005, none of the preferred stock has been issued. However, such preferred shares may later be issued in such series with whatever preferences as may be determined by the Board of Directors.

        As of December 31, 2005, 3,800,000 shares of the common stock have been issued, 3,750,000 shares are outstanding and 50,000 shares are held as treasury stock. In addition, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a merger, acquisition or business combination. To the extent that additional shares of common stock are issued, dilution to the interest of the Company's current stockholders will occur.

        In January 2004, we issued an aggregate of 1,350,000 shares of our restricted common stock to three individuals for services valued at a total of $67,500, or $0.05 per share. Of those shares 618,000 were issued to Kevin R. Keating, a related party. Concurrently, we sold 500,000 shares of restricted common stock to one investor for cash consideration of $25,000, or $0.05 per share.

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

See Note 1 for additional information on Stockholders' Equity (Deficit).

NOTE 4 - INCOME TAXES

        The Company has a federal net operating loss carryforward of $211,771 available to offset taxable income through the years 2021 through 2025.

        The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $79,162, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. The change in the valuation allowance for the years ended December 31, 2005 and December 31, 2004 was $15,103 and $48,546, respectively.

                                                                    December 31,
                                                                        2005

        Net operating loss carryforward and temporary differences      $ 79,162
        Valuation allowance                                             (79,162)
                                                                       --------
                                                                       $      -
                                                                       ========

        The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                                     Percent of
                                                                   Pretax Amount
                                                                  --------------
        Provision at federal statutory rate                            34%
        Provision for state tax rate                                  3.1%
        Increase in valuation allowance                             (37.1%)
                                                                    ------
                                                                       0%
                                                                    ======

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

        During 2002, the Company borrowed a total of $8,500 from its president. The amount loaned plus interest at 6% is due and payable upon the approval of a Wentworth I, Inc. merger or acquisition by both the Securities and Exchange Commission and the Wentworth I, Inc. shareholders. For each of the year to date periods ended December 31, 2005 and 2004, interest expense of $510 and $510, respectively, was included in operations.

        On April 9, 2003 and August 7, 2003 Timothy Keating paid invoices on behalf of the Company for an aggregate total of $1,861. Timothy Keating is the managing member of Keating Investments, LLC.

        On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. The term of the contract was for one year, however, the Company has informally agreed to continue the term of the agreement on a month-to-month basis. For the year ended December 31, 2005 and 2004, a total of $12,000 and $7,000, respectively, were included in management fee expense pursuant to this agreement.

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

                                WENTWORTH I, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - SUBSEQUENT EVENTS

        Effective January 3, 2006, the Company terminated the Agreement and Plan of Merger (the "Agreement") dated as of October 28, 2005, by and among Wentworth and Eneco, Inc. a Utah Corporation. Wentworth terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 1, 2006. The Agreement does not provide for the payment of any termination penalties or fees as a result of the termination and the $25,000 deposit, which is shown as a current liability in the accompanying financial statements, will be recognized as other income during the subsequent period.

        On January 12, 2006, the Company and Aero Grow International, Inc. ("AeroGrow"), a Nevada corporation entered into a certain Agreement and Plan of Merger (the "Merger Agreement"), by which the Company will merge with and into AeroGrow, with AeroGrow being the surviving corporation. In connection with the Merger, each of the Company's 3,750,000 shares of outstanding common stock ("Company Common Stock") will be converted into the right to receive 0.151813 share of AeroGrow Common Stock ("Exchange Ratio"), subject to adjustment as set forth below. The Exchange Ratio is based on: (i) the number of shares of AeroGrow Common Stock outstanding on a fully diluted basis including the Conversion Warrants and the shares to be issued and options to be granted under certain Equity Commitments (as defined herein), as of December 30, 2005 ("Fully Diluted Common Stock"), and (ii) an assumed issuance by AeroGrow of shares of its Common Stock with attached Warrants under a certain private placement offering ("Offering") for aggregate gross proceeds of $10,000,000.

        The Exchange Ratio will be adjusted in the event the gross proceeds from the Offering are less than or exceed $10,000,000. The Exchange Ratio shall also be adjusted to take into account any increase or decrease in the number of shares of AeroGrow's Fully Diluted Common Stock occurring on or after December 30, 2005 and prior to the Effective Time.

        The consummation of the Merger is contingent on a minimum of $5,000,000 being subscribed for, and funded into escrow, through the Offering. The closing of the Offering will be contingent on the closing of the Merger, and the Closing of the Merger will be contingent on the closing of the Offering. There is no assurance that the Merger or Offering will be completed.

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